Form 10-Q
period 1998-03-31
USW-C INC
filed 1998-05-15
CIK 1054522

===============================================================================

===============================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                                 FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1998

                                    OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______ to _______

                       Commission File Number 1-14087

                                USW-C, Inc.

A Delaware Corporation                           IRS Employer No. 84-0953188

                 1801 California Street, Denver, Colorado 80202

                          Telephone Number 303-672-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

The registrant is an indirect wholly owned subsidiary of U S WEST, Inc. At May 15, 1998, 100 shares of the Registrant's common stock was outstanding.

===============================================================================

This Quarterly Report on Form 10-Q for USW-C, Inc. presents unaudited historical financial information as if the Separation (as described more fully in Note B to the Combined Financial Statements) had occurred prior to the periods being reported; excluding however certain effects of the Separation, such as the assumption of indebtedness and the issuance of shares in connection with the Dex Alignment (as defined in Note B to the Combined Financial Statements). This Form 10-Q should be read in conjunction with the Unaudited Pro Forma Condensed Combined Financial Statements which have been filed separately by USW-C, Inc. on Form 8-K dated May 15, 1998. Please note that prior to the Separation, USW-C, Inc. had no significant assets or operations.


                                   USW-C, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

Item                                                                                                   Page
                         PART I - FINANCIAL INFORMATION

1.        USW-C, Inc. Financial Information

                 Combined Statements of Income -
                           Three Months Ended March 31, 1998 and 1997                                     3

                 Combined Balance Sheets -
                            March 31, 1998 and December 31, 1997                                          4

                 Combined Statements of Cash Flows -
                           Three Months Ended March 31, 1998 and 1997                                     6

                  Notes to Combined Financial Statements                                                  7

2.        USW-C, Inc. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                     11


                           PART II - OTHER INFORMATION

1.        Legal Proceedings                                                                              20

6.        Exhibits and Reports on Form 8-K                                                               20


Form 10-Q - Part I

COMBINED STATEMENTS OF INCOME                                       USW-C, Inc.
(Unaudited)

---------------------------------------------------------------------------------- ---------------------------
                                                                                       Three Months Ended
                                                                                             March 31,
Dollars in millions                                                                       1998           1997
---------------------------------------------------------------------------- ------------------ --------------

Operating revenues
   Local service                                                                        $1,350         $1,231
   Interstate access service                                                               698            687
   Intrastate access service                                                               206            200
   Long-distance network service                                                           201            250
   Directory service                                                                       307            287
   Other services                                                                          247            212
                                                                             ------------------ --------------
      Total operating revenues                                                           3,009          2,867

Operating expenses:
    Employee-related expenses                                                            1,006            926
    Other operating expenses                                                               555            516
    Taxes other than income taxes                                                          101            112
    Depreciation and amortization                                                          532            536
                                                                             ------------------ --------------
      Total operating expenses                                                           2,194          2,090
                                                                             ------------------ --------------

Operating income                                                                           815            777

Interest expense                                                                            97            103
Gain on sale of rural telephone exchanges:                                                   -             18
Other expense - net                                                                         25             22
                                                                             ------------------ --------------

Income before income taxes                                                                 693            670
Provision for income taxes                                                                 259            250
                                                                             ------------------ --------------

NET INCOME                                                                              $  434         $  420
                                                                             ================== ==============


See Notes to Combined Financial Statements.

Form 10-Q - Part I

COMBINED BALANCE SHEETS                                             USW-C, Inc.
(Unaudited)

------------------------------------------------------------------------ ---------------- --------------------
                                                                               March 31,         December 31,
Dollars in millions                                                                 1998                 1997
------------------------------------------------------------------------ ---------------- --------------------

ASSETS

Current assets:
     Cash and cash equivalents                                                $      373            $      27
     Accounts and notes receivable  - net                                          1,616                1,717
     Inventories and supplies                                                        179                  150
     Deferred directory costs                                                        263                  257
     Deferred tax asset                                                              238                  271
     Prepaid and other                                                                82                   82
                                                                         ---------------- --------------------

Total current assets                                                               2,751                2,504

Gross property, plant and equipment                                               33,930               33,651
Accumulated depreciation                                                          19,679               19,343
                                                                         ---------------- --------------------

Property, plant and equipment - net                                               14,251               14,308

Other assets                                                                         849                  855
                                                                         ---------------- --------------------

Total assets                                                                    $ 17,851             $ 17,667
                                                                         ================ ====================





See Notes to Combined Financial Statements.


Form 10-Q - Part I

COMBINED BALANCE SHEETS                                             USW-C, Inc.
(Unaudited), continued

-------------------------------------------------------------------- ------------------- ---------------------
                                                                              March 31,          December 31,
Dollars in millions                                                                1998                  1997
-------------------------------------------------------------------- ------------------- ---------------------

LIABILITIES AND EQUITY

Current liabilities:
     Short-term debt                                                             $  590                $  497
     U S WEST debt                                                                  334                   198
     Accounts payable                                                             1,172                 1,377
     Employee compensation                                                          315                   412
     Dividends payable                                                              291                   259
     Advanced billings and customer deposits                                        350                   336
     Other                                                                        1,298                 1,120
                                                                     ------------------- ---------------------

Total current liabilities                                                         4,350                 4,199

Long-term debt                                                                    4,931                 5,020
Postretirement and other postemployment
     benefit obligations                                                          2,525                 2,534
Deferred income taxes                                                               825                   791
Deferred credits and other                                                          770                   756

Contingencies

New U S WEST equity                                                               4,450                 4,367
                                                                     ------------------- ---------------------

Total liabilities and equity                                                   $ 17,851              $ 17,667
                                                                     =================== =====================

See Notes to Combined Financial Statements.

Form 10-Q - Part I
COMBINED STATEMENTS OF CASH FLOWS                                   USW-C, Inc.
(Unaudited)

----------------------------------------------------------------------------------- ------------- ------------
Three Months Ended March 31,                                                                1998         1997
----------------------------------------------------------------------------------- ------------- ------------
                                                                                      (Dollars in millions)
OPERATING ACTIVITIES
   Net income                                                                               $434       $  420
   Adjustments to net income:
      Depreciation and amortization                                                          532          536
      Gain on sale of rural telephone exchanges                                                -         (18)
      Deferred income taxes and amortization of investment tax credits                        65           22
   Changes in operating assets and liabilities:
      Postretirement medical and life costs, net of cash fundings                           (20)          (8)
      Accounts receivable                                                                    101           81
      Inventories, supplies and other current assets                                        (41)         (38)
      Accounts payable and accrued liabilities                                               135          219
   Other - net                                                                                 3          (8)
                                                                                     ------------ ------------
   Cash provided by operating activities                                                   1,209        1,206
                                                                                     ------------ ------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                          (563)        (401)
   Proceeds from sale of rural telephone exchanges                                             -            7
   Proceeds from (payments on) disposals of
      property, plant and equipment                                                           19          (7)
   Purchase of PCS licenses                                                                 (18)            -
                                                                                     ------------ ------------
   Cash used for investing activities                                                      (562)        (401)
                                                                                     ------------ ------------

FINANCING ACTIVITIES
   Net proceeds from (repayments of) short-term debt                                         119        (429)
   Net repayments of U S WEST debt                                                          (44)         (32)
   Repayments of long-term debt                                                             (23)         (55)
   Proceeds from issuance of common stock                                                     17           24
   Dividends paid on common stock                                                          (259)        (237)
   Dividends paid to U S WEST                                                               (90)         (75)
   Purchases of treasury stock                                                              (21)            -
                                                                                     ------------ ------------
   Cash used for financing activities                                                      (301)        (804)
                                                                                     ------------ ------------

CASH AND CASH EQUIVALENTS
   Increase                                                                                  346            1
   Beginning balance                                                                          27           80
                                                                                     ------------ ------------
   Ending balance                                                                           $373       $   81
==================================================================================== ============ ============


See Notes to Combined Financial Statements.

Form 10-Q - Part I

                                   USW-C, Inc.
                   NOTES TO COMBINED FINANCIAL STATEMENTS
                  For the Three Months Ended March 31, 1998
                              (Dollars in millions)
                                   (Unaudited)

A.  Summary of Significant Accounting Policies

Basis of Presentation. USW-C, Inc. ("New U S WEST" or the "Company") is incorporated under the laws of the State of Delaware and is currently an indirect wholly-owned subsidiary of U S WEST, Inc. ("U S WEST").

The Combined Financial Statements have been prepared by New U S WEST pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of New U S WEST's management, the Combined Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Combined Financial Statements be read in conjunction with the 1997 New U S WEST Combined Financial Statements and notes thereto included in U S WEST's proxy statement mailed to all shareowners on April 20, 1998.

B.  U S WEST Separation

On October 25, 1997, the Board of Directors of U S WEST adopted a proposal to separate U S WEST into two independent companies (the "Separation"). U S WEST currently conducts its business through two groups: the U S WEST Communications Group (the "Communications Group"), which includes the communications businesses of U S WEST, and the U S WEST Media Group (the "Media Group"), which includes the multimedia businesses of U S WEST. As a result of the Separation, the Communications Group will become an independent public company and will be renamed "U S WEST, Inc." In addition, Media Group's directory business known as U S WEST Dex, Inc. ("Dex") will be aligned with New U S WEST (the "Dex Alignment"). Following the Separation, U S WEST will continue as an independent public company comprised of the current businesses of Media Group other than Dex and will be renamed "MediaOne Group, Inc." ("MediaOne").

Form 10-Q - Part I

                                   USW-C, Inc.
                   NOTES TO COMBINED FINANCIAL STATEMENTS
                  For the Three Months Ended March 31, 1998
                              (Dollars in millions)
                                   (Unaudited)

The Separation will be implemented pursuant to the terms of a separation agreement between U S WEST and New U S WEST (the "Separation Agreement"). In connection with the Dex Alignment, (i) U S WEST will distribute, as a dividend, an aggregate of $850 in value of New U S WEST common stock to holders of Media Group common stock and (ii) $3.9 billion of U S WEST debt, currently allocated to Media Group, will be refinanced by New U S WEST (the "Dex Indebtedness").

The New U S WEST Combined Financial Statements include the combined historical results of operations, balance sheets and cash flows of the businesses that comprise the Communications Group and Dex, as if such businesses operated as a separate entity for all periods and as of all dates presented. Certain of the terms of the Separation Agreement and the Dex Alignment, including the refinancing of $3.9 billion of Dex Indebtedness by New U S WEST, the issuance of $850 of New U S WEST Common Stock, the transfer to New U S WEST of certain assets and liabilities of U S WEST and the allocation of certain costs and expenses of the Separation, are not reflected in the accompanying New U S WEST Combined Financial Statements. As a result, historical earnings per share of New U S WEST are not meaningful until the financial effects of the Separation, which are significant, are reflected in the historical statements of New U S WEST. The full financial effects of the Separation and Dex Alignment will be reflected in the financial statements in conjunction with the Separation's effective date (the "Separation Date"). These Combined Financial Statements should be read in conjunction with the New U S WEST Unaudited Pro Forma Condensed Combined Financial Statements which have been separately filed under Form 8-K dated May 15,1998.

Further information about the Separation is contained in U S WEST's proxy statement mailed to all shareowners on April 20, 1998. U S WEST shareowners have been asked to consider and approve the Separation at its annual meeting to be held on June 4, 1998. Subject to shareowner approval, the transaction is expected to be completed by mid-June 1998.

Form 10-Q - Part I

                                   USW-C, Inc.
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 1998
                              (Dollars in millions)
                                   (Unaudited)

C.  Contingencies

At U S WEST Communications, Inc. ("U S WEST Communications") there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both.

Oregon. On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely U S WEST Communications' alternative form of regulation ("AFOR") plan, and it then undertook a review of U S WEST Communications' earnings. In May 1997, the OPUC ordered U S WEST Communications to reduce its annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. The one-time refund is for interim rates which became subject to refund when U S WEST Communications' AFOR plan was terminated on May 1, 1996.

U S WEST Communications filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted U S WEST Communications' request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in U S WEST Communications' favor on most of the appealed issues. The OPUC appealed on March 19, 1998. The potential exposure, including interest, at March 31, 1998, is not expected to exceed $210.

Utah. In another proceeding, the Utah Supreme Court has remanded a Utah Public Service Commission ("UPSC") order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The UPSC's initial order denied a refund request from interexchange carriers ("IXCs") and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at March 31, 1998, is not expected to exceed $160.

State Regulatory Accruals. U S WEST Communications has accrued $148 at March 31, 1998, which represents its estimated liability for all state regulatory proceedings, predominately the items discussed above. It is possible that the ultimate liability could exceed the recorded liability by an amount up to approximately $220. U S WEST Communications will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions, and will adjust estimates as new information becomes available.

Form 10-Q - Part I

                                   USW-C, Inc.
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 1998
                              (Dollars in millions)
                                   (Unaudited)

In addition to its estimated liability for state regulatory proceedings, U S WEST Communications has an accrued liability of approximately $230 at March 31, 1998 related to refunds in the state of Washington. U S WEST Communications expects that the majority of these refunds will be issued to ratepayers, IXCs and independent local exchange carriers ("LECs") during the second- and third-quarters of 1998.

D.  Subsequent Event - Debt Refinancing

In connection with the Separation, New U S WEST and MediaOne are seeking to refinance substantially all of the indebtedness issued or guaranteed by U S WEST (the "U S WEST Indebtedness") through a combination of tender offers, prepayments, defeasance, consent solicitations and/or exchange offers (the "Refinancing").

After the Separation and related Refinancing, New U S WEST will have approximately $9.9 billion of debt, which will include $5.5 billion of U S WEST Communications indebtedness and $4.4 billion of U S WEST Indebtedness, which includes the effects of the Refinancing (which includes the Dex Indebtedness) and the funding of certain costs of the Separation. New U S WEST, through its financing subsidiary U S WEST Capital Funding, Inc. ("Capital Funding"), will initially finance the repurchase or repayment of U S WEST Indebtedness with commercial paper. Following consummation of the Separation, New U S WEST will issue medium and long-term securities to refinance a portion of the commercial paper.

In May 1998, New U S WEST entered into revolving bank credit facilities to support its commercial paper program. New U S WEST's credit facility totals $4.5 billion; $3.5 billion matures in one year and $1.0 billion matures in five years.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the local exchange, intraLATA toll, wireless, data and directories markets, (ii) changes in demand for the Company's products and services, including optional custom calling features,
(iii) higher than anticipated employee levels, capital expenditures, and operating expenses (such as costs associated with year 2000 remediation), (iv) the loss of significant customers, (v) pending regulatory actions in state jurisdictions, (vi) regulatory changes affecting the telecommunications industries, including changes that could have an impact on the competitive environment in the local exchange market, (vii) a change in economic conditions in the various markets served by the Company's operations that could adversely affect the level of demand for telephone, wireless, directories or other services offered by the Company, (viii) greater than anticipated competitive activity requiring new pricing for services, (ix) higher than anticipated start-up costs associated with new business opportunities, (x) increases in fraudulent activity with respect to wireless services, (xi) delays in the Company's ability to begin offering interLATA long-distance services, (xii) consumer acceptance of broadband services, including telephony, data, and wireless services, or (xiii) delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

Results of Operations - First Quarter 1998 Compared with First Quarter 1997

The following discussion is based on the New U S WEST Combined Financial Statements prepared in accordance with GAAP. The financial information for New U S WEST included in the following discussion combines the historical results of operations, balance sheets and cash flows of the businesses that comprise the Communications Group and Dex as if such businesses operated as a separate entity for all periods and as of all dates presented.

Certain terms of the Separation Agreement, including the refinancing of $3.9 billion of Dex Indebtedness by New U S WEST, the issuance of $850 of New U S WEST Common Stock in connection with the Dex Alignment, the transfer of certain assets and liabilities of U S WEST to New U S WEST and the allocation of certain costs and expenses in connection with the Separation, are not reflected in the discussion below. As a result, historical earnings per share of

Form 10-Q - Part I

Item 2. Management's Discussion and Anlysis of Financial Condition and Results of Operations (Dollars in millions), continued

New U S WEST are not meaningful until the financial effects of the Separation, which are significant, are reflected in the historical statements of New U S WEST. These financial effects will be included in historical results upon execution of the Separation Agreement. This discussion should be read in conjunction with the New U S WEST Unaudited Pro Forma Condensed Combined Financial Statements which have been filed separately on Form 8-K dated May 15, 1998.

Net Income

--------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended
                                                              March 31,          Increase
                                                           1998     1997         $     %
-------------------------------------------------------------------------------------------------------------------

Reported net income                                        $434     $420         $14    3.3
Adjustment to reported net income:
 Gain on sale of rural telephone exchanges(1)                 -      (11)         11      -
                                                           ------------------------------------------------
 Normalized income                                         $434     $409         $25    6.1
===================================================================================================================

(1) In first-quarter 1997, New U S WEST sold certain rural telephone exchanges in Nebraska for a pretax gain of $18 and an after-tax gain of $11.

During 1998, New U S WEST's normalized income increased $25, or 6.1 percent, to $434. The increase in normalized income is primarily due to higher demand for services partially offset by interstate access rate reductions, higher expenses related to interconnection and start-up costs associated with growth initiatives, including wireless personal communications services ("PCS").

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Operating Revenues

   --------------------------------------------------------------------------------------------------------
                                                           Three Months Ended         Increase
                                                               March 31,              (Decrease)
                                                          -------------------------------------------------
                                                         1998         1997           $         %
   --------------------------------------------------------------------------------------------------------

Communications and related services
     Local service                                         $1,350       $1,231      $119        9.7
     Interstate access service                                698          687        11        1.6
     Intrastate access service                                206          200         6        3.0
     Long-distance network services                           201          250       (49)     (19.6)
     Other services                                           255          219        36       16.4
                                                    ------------------------------------------------
                                                            2,710        2,587       123        4.8
  Directory services                                          307          287        20        7.0
  Intersegment eliminations                                    (8)          (7)       (1)     (14.3)
                                                    ------------------------------------------------
  Total                                                    $3,009       $2,867      $142        5.0
  =========================================================================================================

Communications and Related Services

Local Service Revenues.  During 1998, local service revenues  increased $119, or
9.7 percent, to $1,350, primarily as a result of access line growth and increased demand for new product and service offerings, and existing central office features. Total reported access lines increased 568,000, or 3.6 percent, during the past 12 months, of which 284,000 was attributable to second lines. Second line installations increased 25.2 percent. Access lines grew 634,000, or
4.1 percent, when adjusted for sales of approximately 66,000 rural telephone access lines during the past twelve months. Also contributing to the increase in revenues were rate increases of $17 in various states, and interim compensation revenues from IXCs as a result of the FCC payphone orders which took effect in April 1997.

Interstate Access Service Revenues. Interstate access service revenues increased $11, or 1.6 percent, to $698 during 1998, primarily due to a change in the classification of universal service fundings which increased revenues by $19. In 1997 these fundings were offset against interstate access service revenues through a contra-revenue account. Beginning in 1998 these fundings are recorded as access expense within other operating expense. Excluding the effects of the reclassification, interstate access revenues declined $8, or 1.2 percent, primarily due to the effects of lower prices under the FCC's current price cap plan and the effects of 1997 true-ups to sharing-related accruals. Partially offsetting these decreases were the effects of a 6.1 percent increase in billed interstate access minutes of use and increased demand for private line services.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued


Intrastate Access Service Revenues. Intrastate access service revenues increased $6 in 1998, or 3.0 percent, to $206, primarily due to a 7.1 percent increase in billed intrastate minutes of use and higher demand for private line services. Partially offsetting the increase were net rate reductions of $5 in local jurisdictions, the majority of which were in the state of Washington.

Long Distance Network Services Revenues. Long-distance network services revenues decreased $49, or 19.6 percent, to $201, primarily due to the effects of competition and rate reductions of $14 in local jurisdictions. Also contributing to the decline were the implementation of multiple toll carrier plans ("MTCPs") in various jurisdictions in 1997. The MTCPs essentially allow independent telephone companies to act as toll carriers and are net income neutral with the reduction in toll revenues largely offset by increased intrastate access service revenues and lower access expense.

Other Services Revenues. Revenues from other services increased $36, or 16.4 percent, to $255, primarily as a result of greater sales of inside wire maintenance and continued market penetration in voice messaging services. Increased sales of wireless communication services and other unregulated products and services also contributed to the increase.

Directory Services

Revenues related to Yellow Pages directory advertising, which represent 99 percent of directory services revenues, increased $20, or 7.0 percent, to $304. The increase is driven by a 5.8 percent increase in revenue per local advertiser primarily resulting from price increases of 4.7 percent and an increase in volume and complexity of advertisements sold.

Intersegment Eliminations

Intersegment eliminations consist primarily of sales of customer lists, billing and collection services and other services by U S WEST Communications to Dex at market price. Also included are commercial property management services provided by U S WEST Business Resources, Inc. to Dex.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions) , continued

Costs and Expenses

  --------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended         Increase
                                                                          March 31,           (Decrease)
                                                                     -------------------------------------------------
                                                                     1998         1997         $          %
  --------------------------------------------------------------------------------------------------------------------

  Employee-related expenses                                          $1,006       $926          $80        8.6
  Other operating expenses                                              555        516           39        7.6
  Taxes other than income taxes                                         101        112          (11)      (9.8)
  Depreciation and amortization                                         532        536           (4)      (0.7)
  Interest expense                                                       97        103           (6)      (5.8)
  Gain on sale of rural telephone exchanges                               -         18          (18)         -
  Other expense - net                                                    25         22            3       13.6
  --------------------------------------------------------------------------------------------------------------------

Employee-Related Expenses. Total employee-related expenses increased $80, or 8.6 percent, to $1,066 during 1998 primarily due to higher contract labor costs and increased salaries and wages. The higher contract labor costs were predominately a result of systems development work (which includes expenses related to interconnection and year 2000 costs) and marketing and sales efforts. Higher salaries and wages were a result of workforce increases and wage increases.

Other Operating Expenses. Other operating expenses increased $39, or 7.6 percent, to $555 during 1998. The increase is primarily due to interconnection expenses of approximately $30 and costs associated with growth initiatives (primarily PCS). Other operating expenses also increased $19 due to the change in the classification of the universal service funding expenses. Partially offsetting the increases were reduced access expense (primarily due to dial-around competition and the MTCPs) and a 1997 reserve adjustment associated with billing and collection activities performed for IXCs.

Taxes Other Than Income Taxes.  Taxes other than income taxes  decreased $11, or
9.8 percent, primarily as a result of adjustments related to the 1997 property tax accrual.

Interest Expense. Interest expense decreased $6, or 5.8 percent, to $97, primarily as a result of lower average debt levels as compared to 1997. Partially offsetting the decrease was a reduction in the amount of interest capitalized resulting from a lower average balance of telecommunications plant under construction. Interest expense will increase significantly after the Separation due to the Dex Alignment, which will result in the refinancing of $3.9 billion of Dex Indebtedness.

Gain On Sale of Rural Telephone Exchanges. In 1997, the Company sold certain rural telephone exchanges in Nebraska resulting in a pretax gain of $18.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Other Expense - Net. Other expense increased primarily due to additional interest expense associated with the Company's state regulatory liabilities.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities was $1,209 and $1,206 during the first three months of 1998 and 1997, respectively. The slight increase during 1998, as compared with 1997, reflects the effects of business growth in both the communications and directory businesses, lower tax payments and lower restructuring expenditures largely offset by a reduction in accounts payable.

The Company's operating cash flow during the second- and third-quarters of 1998 will be affected by the payment of approximately $205 of rate refunds and $25 of interest in the state of Washington. The rate refunds are for revenues that were collected subject to refund (with interest) from May 1, 1996 through January 31, 1998.

Operating cash flow will also be affected during the second-quarter of 1998 by the payment of New U S WEST's allocated share of Separation costs, estimated at $45 (after-tax).

Investing Activities

Total capital expenditures, on a cash basis, were $563 during first-quarter 1998, of which the majority related to access line growth and continued improvement of the telecommunications network. Expenditures associated with entering wireless communications markets and meeting the Telecommunications Act requirements including interconnection and local number portability also impacted capital expenditures.

During first-quarter 1998, New U S WEST paid $18 to purchase PCS licenses in connection with its launch of PCS service in various markets.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Financing Activities

Debt Activity

During first quarter, total debt increased $140 and the percentage of debt to total capital increased from 56.7 percent at December 31, 1997 to 56.8 percent at March 31, 1998.

Total debt and the percentage of debt to total capital will increase significantly during the second quarter of 1998 due to the Dex Alignment, which will result in the refinancing of $3.9 billion of Dex Indebtedness by New U S WEST and a corresponding reduction in equity. In addition, New U S WEST will incur additional debt in 1998 to fund certain one-time expenses associated with the Separation and costs associated with the Refinancing. During the second-quarter of 1998, New U S WEST will pay to MediaOne $122 for its allocated, after-tax share of Refinancing costs. See "Effects of the Separation and the Refinancing."

Historically, U S WEST has funded the nonregulated activities of New U S WEST, including Dex, with short-term advances. The net repayments of such short-term advances were $44 and $32 during the first-quarter of 1998 and 1997, respectively. Upon execution of the Separation Agreement, management anticipates New U S WEST will fund the nonregulated businesses, including Dex, with short-term advances.

Prior to the Separation, Dex paid dividends to U S WEST equal to its net income adjusted for the amortization of intangibles. These dividends totaled $90 and $75 during the first-quarter of 1998 and 1997, respectively.

U S WEST Communications and New U S WEST Credit Ratings

During the first quarter of 1998, Moody's downgraded U S WEST Communications' senior unsecured debt from Aa3 to A2 due to recent regulatory rulings and financial challenges associated with the Separation. See "Contingencies." U S WEST Communications' debt remains under review by Moody's for possible downgrade pending clarification of New U S WEST's corporate structure and future strategic initiatives.

On May 7, 1998, Duff & Phelps reaffirmed U S WEST Communications' senior unsecured debt and commercial paper ratings of AA- and D-1+. In addition, Duff & Phelps announced that the credit ratings to be assigned to the senior unsecured debt and commercial paper of Capital Funding following the consummation of the Separation will be A and D-1, respectively.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued


Other Items

U S WEST  from  time  to  time  engages  in  preliminary  discussions  regarding restructurings, dispositions and other similar transactions. Any such transaction may include, among other things, the transfer of certain assets, businesses or interests, or the incurrence or assumption of indebtedness, and could be material to the financial condition and results of operations of U S WEST. There is no assurance that any such discussions will result in the consummation of any such transaction.

Effects of the Separation and the Refinancing

In connection with the Separation, New U S WEST and MediaOne are seeking to refinance substantially all of the U S WEST Indebtedness through a combination of tender offers, prepayments, defeasance, consent solicitations and/or exchange offers.

After the Separation and related Refinancing, New U S WEST will have approximately $9.9 billion of debt, which will include $5.5 billion of U S WEST Communications indebtedness and $4.4 billion of U S WEST Indebtedness, which includes the effects of the Refinancing (which includes the Dex Indebtedness) and the funding of certain costs of the Separation. New U S WEST, through its financing subsidiary Capital Funding, will initially finance the repurchase or repayment of U S WEST Indebtedness with commercial paper. Following consummation of the Separation, New U S WEST will issue medium and long-term securities to refinance a portion of the commercial paper.

U S WEST, after consultation with and based upon the advice of its financial advisors, believes that New U S WEST has sufficient financing capability to accomplish the refinancings described above.

In May 1998, New U S WEST entered into revolving bank credit facilities to support its commercial paper program. New U S WEST's credit facility totals $4.5 billion; $3.5 billion matures in one year and $1.0 billion matures in five years.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Contingencies

At U S WEST Communications there are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both.

Oregon. On May 1, 1996, the OPUC approved a stipulation terminating prematurely U S WEST Communications' AFOR plan, and it then undertook a review of U S WEST Communications' earnings. In May 1997, the OPUC ordered U S WEST Communications to reduce its annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. The one-time refund is for interim rates which became subject to refund when U S WEST Communications' AFOR plan was terminated on May 1, 1996.

U S WEST Communications filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted U S WEST Communications' request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in U S WEST Communications' favor on most of the appealed issues. The OPUC appealed on March 19, 1998. The potential exposure, including interest, at March 31, 1998, is not expected to exceed $210.

Utah. In another proceeding, the Utah Supreme Court has remanded a UPSC order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The UPSC's initial order denied a refund request from IXCs and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at March 31, 1998, is not expected to exceed $160.

State Regulatory Accruals. U S WEST Communications has accrued $148 at March 31, 1998, which represents its estimated liability for all state regulatory proceedings, predominately the items discussed above. It is possible that the ultimate liability could exceed the recorded liability by an amount up to approximately $220. U S WEST Communications will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions, and will adjust estimates as new information becomes available.

In addition to its estimated liability for state regulatory proceedings, U S WEST Communications has an accrued liability of approximately $230 at March 31, 1998 related to refunds in the state of Washington. U S WEST Communications expects that the majority of these refunds will be issued to ratepayers, IXCs and independent LECs during the second- and third-quarters of 1998.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. While complete assurance cannot be given as to the outcome of any contingent liabilities, in the opinion of the Company, any financial impact to which the Company and its subsidiaries are subject is not expected to be material in amount to the Company's operating results or its financial position.


Item 6.  Exhibits and Reports on Form 8-K

 (a)      Exhibits

Exhibit
Number

10A        364-Day $3.5 Billion Credit Agreement with Morgan Guaranty Trust Company of
           New York as Administrative Agent.

10B        Five-Year $1 Billion Credit Agreement with Morgan Guaranty Trust Company of
           New York as Administrative Agent.

12 Statement regarding computation of earnings to fixed charges ratio of USW-C, Inc.

27         Financial Data Schedule



 (b) Reports on Form 8-K filed during the First Quarter of 1998:

         No reports on Form 8-K were filed during the First Quarter of 1998.















                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         /S/ Allan R. Spies


May 15, 1998                             USWC-C, Inc.
                                         Allan R. Spies
                                         Executive Vice President and
                                         Chief Financial Officer