Form 10-Q
period 1998-06-30
U S WEST INC /DE/
filed 1998-08-12
CIK 1054522

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


                         Commission File Number 1-14087


                                 U S WEST, Inc.


A Delaware Corporation                              IRS Employer No. 84-0953188


                 1801 California Street, Denver, Colorado 80202

                          Telephone Number 303-672-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

At July 31, 1998, 501,683,621 shares of common stock were outstanding.

================================================================================

                                 U S WEST, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


Item                                                                                                   Page
                                      PART I - FINANCIAL INFORMATION

1.        Financial Statements

                 Consolidated Statements of Income -
                           Three and Six Months Ended June 30, 1998 and 1997                              3

                 Consolidated Balance Sheets -
                            June 30, 1998 and December 31, 1997                                           4

                 Consolidated Statements of Cash Flows -
                           Six Months Ended June 30, 1998 and 1997                                        6

                  Notes to Consolidated Financial Statements                                              7

2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                     13


                                       PART II - OTHER INFORMATION

1.        Legal Proceedings                                                                              24

2.        Changes in Securities and Use of Proceeds                                                      24

4.        Submission of Matters to a Vote of Security Holders                                            25

5.        Other Information                                                                              25

6.        Exhibits and Reports on Form 8-K                                                               31

Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)                  U S WEST, Inc.

------------------------------------------------------ ---------------------------- ---------------------------
                                                                Three Months Ended          Six Months Ended
                                                                     June 30,                    June 30,
Dollars in millions (except per share                           1998          1997          1998          1997
amounts)
------------------------------------------------------ -------------- ------------- ------------- -------------
Operating revenues:
  Local service                                               $1,369        $1,194        $2,719        $2,425
  Interstate access service                                      711           678         1,409         1,365
  Intrastate access service                                      202           200           408           400
  Long-distance network services                                 195           240           396           490
  Directory services                                             313           296           620           583
  Other services                                                 263           222           510           434
                                                       -------------- ------------- ------------- -------------
     Total operating revenues                                  3,053         2,830         6,062         5,697

Operating expenses:
  Employee-related expenses                                    1,069           971         2,075         1,897
  Other operating expenses                                       676           462         1,231           978
  Taxes other than income taxes                                   89           102           190           214
  Depreciation and amortization                                  535           539         1,067         1,075
                                                       -------------- ------------- ------------- -------------
     Total operating expenses                                  2,369         2,074         4,563         4,164
                                                       -------------- ------------- ------------- -------------

Operating income                                                 684           756         1,499         1,533

Interest expense                                                 109           101           206           204
Gains on sales of rural telephone exchanges                        -            29             -            47
Other expense - net                                               33            17            58            39
                                                       -------------- ------------- ------------- -------------

Income before income taxes                                       542           667         1,235         1,337
Provision for income taxes                                       215           251           474           501
                                                       -------------- ------------- ------------- -------------
NET INCOME                                                    $  327        $  416        $  761        $  836
                                                       ============== ============= ============= =============

EARNINGS PER SHARE:
     Basic                                                     $0.67         $0.86         $1.56         $1.73
     Diluted                                                    0.67          0.85          1.55          1.71
Average shares outstanding (000s):
     Basic                                                   487,869       482,542       486,424       481,945
     Diluted                                                 491,944       493,884       490,521       493,143

PRO FORMA EARNINGS PER SHARE:
     Basic                                                     $0.59         $0.75         $1.37         $1.52
     Diluted                                                    0.59          0.74          1.36          1.50
Pro forma average shares outstanding (000s):
     Basic                                                   501,516       498,883       501,411       498,286
     Diluted                                                 505,591       510,225       505,508       509,484

DIVIDENDS PER SHARE                                           $0.535        $0.535         $1.07         $1.07

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS (Unaudited)                          U S WEST, Inc.

------------------------------------------------------------------------ ---------------- --------------------
                                                                                June 30,         December 31,
Dollars in millions                                                                 1998                 1997
------------------------------------------------------------------------ ---------------- --------------------

ASSETS

Current assets:
     Cash and cash equivalents                                                $      730            $      27
     Accounts and notes receivable  - net                                          1,706                1,717
     Inventories and supplies                                                        213                  150
     Deferred directory costs                                                        263                  257
     Deferred tax asset                                                              217                  271
     Prepaid and other                                                                87                   82
                                                                         ---------------- --------------------

Total current assets                                                               3,216                2,504

Gross property, plant and equipment                                               34,565               33,651
Accumulated depreciation                                                          20,074               19,343
                                                                         ---------------- --------------------

Property, plant and equipment - net                                               14,491               14,308

Other assets                                                                         890                  855
                                                                         ---------------- --------------------

Total assets                                                                    $ 18,597             $ 17,667
                                                                         ================ ====================















See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS                                      U S WEST, Inc.
(Unaudited), continued

-------------------------------------------------------------------- ------------------- ---------------------
                                                                               June 30,          December 31,
Dollars in millions, except per share amounts                                      1998                  1997
-------------------------------------------------------------------- ------------------- ---------------------

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
     Short-term debt                                                             $2,753                $  497
     Old U S WEST debt                                                                -                   198
     Accounts payable                                                             1,187                 1,377
     Employee compensation                                                          361                   412
     Dividends payable                                                              268                   259
     Advanced billings and customer deposits                                        357                   336
     Other                                                                        1,064                 1,120
                                                                     ------------------- ---------------------

Total current liabilities                                                         5,990                 4,199

Long-term debt                                                                    7,946                 5,020
Postretirement and other postemployment
     benefit obligations                                                          2,539                 2,534
Deferred income taxes                                                               815                   791
Deferred credits and other                                                          827                   756

Contingencies

Shareowners' equity
  Preferred shares -$1.00 per share par value,
      200,000,000 shares authorized, none issued
      and outstanding
  Common shares - $0.01 per share par value,  2,000,000,000  shares  authorized,
     501,396,458 and 484,515,415 issued and outstanding at June 30, 1998
     and December 31, 1997, respectively                                            480                     -
  Pre-recapitalization equity                                                         -                 4,367
                                                                     ------------------- ---------------------
Total shareowners' equity                                                           480                 4,367
                                                                     ------------------- ---------------------
Total liabilities and shareowners' equity                                       $18,597              $ 17,667
                                                                     =================== =====================


See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                U S WEST, Inc.

----------------------------------------------------------------------------------- ------------- ------------
Six Months Ended June 30,                                                                   1998         1997
----------------------------------------------------------------------------------- ------------- ------------
                                                                                         (Dollars in millions)
OPERATING ACTIVITIES
   Net income                                                                               $761         $836
   Adjustments to net income:
      Depreciation and amortization                                                        1,067        1,075
      Gains on sales of rural telephone exchanges                                              -         (47)
      Deferred income taxes and amortization of investment tax credits                        89         (10)
   Changes in operating assets and liabilities:
      Accounts receivable                                                                     11           22
      Inventories, supplies and other current assets                                        (88)         (62)
      Accounts payable and accrued liabilities                                              (76)          259
   Other - net                                                                                55           95
                                                                                     ------------ ------------
   Cash provided by operating activities                                                   1,819        2,168
                                                                                     ------------ ------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                        (1,283)        (849)
   Proceeds from disposals of property, plant and equipment                                   34            4
   Purchase of PCS licenses                                                                 (18)            -
   Proceeds from sales of rural telephone exchanges                                            -           28
   Other                                                                                    (34)            -
                                                                                     ------------ ------------
   Cash used for investing activities                                                    (1,301)        (817)
                                                                                     ------------ ------------

FINANCING ACTIVITIES
   Net proceeds from (repayments of) short-term debt                                       2,060        (669)
   Net (repayments of) proceeds from issuance of Old  U S WEST debt                        (198)           11
   Proceeds from issuance of long-term debt                                                3,066            -
   Repayment of Old U S WEST debt in connection with the
      Dex Alignment                                                                      (3,829)            -
   Repayments of long-term debt                                                             (83)         (86)
   Dividends paid on common stock                                                          (519)        (475)
   Dividends paid to Old U S WEST                                                          (183)        (161)
   Payment to Old U S WEST for debt refinancing costs                                      (140)            -
   Return of capital from Old U S WEST                                                        13            -
   Proceeds from issuance of common stock                                                     44           38
   Purchases of treasury stock                                                              (46)            -
                                                                                     ------------ ------------
   Cash provided by (used for) financing activities                                          185      (1,342)
                                                                                     ------------ ------------

CASH AND CASH EQUIVALENTS
   Increase                                                                                  703            9
   Beginning balance                                                                          27           80
                                                                                     ------------ ------------
   Ending balance                                                                           $730          $89
                                                                                     ============ ============

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Three and Six Months Ended June 30, 1998
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

A.  U S WEST Separation

On October 25, 1997, the Board of Directors of the former parent of U S WEST, Inc., herein referred to as "Old U S WEST," adopted a proposal to separate Old U S WEST into two independent companies (the "Separation"). Old U S WEST conducted its businesses through two groups: the U S WEST Communications Group (the "Communications Group"), which included the communications businesses of Old U S WEST, and the U S WEST Media Group (the "Media Group"), which included the multimedia businesses of Old U S WEST. On June 4, 1998, shareholders of Old U S WEST voted in favor of the Separation, which became effective June 12, 1998 (the "Separation Date"). At that time, the Communications Group became an independent public company renamed "U S WEST, Inc." ("U S WEST" or the "Company") and Media Group's directory business known as U S WEST Dex, Inc. ("Dex") was aligned with U S WEST (the "Dex Alignment"). Old U S WEST has continued as an independent public company comprised of the current businesses of Media Group other than Dex and has been renamed "MediaOne Group, Inc." ("MediaOne Group").

The Separation was implemented pursuant to the terms of a separation agreement (the "Separation Agreement") between U S WEST and MediaOne Group. In connection with the Dex Alignment, (i) U S WEST distributed, as a dividend to holders of MediaOne Group common stock, an aggregate of $850 in value of U S WEST common stock and (ii) $3.9 billion of Old U S WEST debt, formerly allocated to Media Group, was refinanced by U S WEST (the "Dex Indebtedness").

The Consolidated Financial Statements include the consolidated historical results of operations, balance sheets and cash flows of the businesses that comprise the Communications Group and Dex, as if such businesses operated as a separate entity for all periods and as of all dates presented. However, certain of the financial effects of the Separation and the Dex Alignment, including interest expense associated with the refinancing of $3.9 billion of Dex Indebtedness and the dilutive effects of the issuance of $850 of U S WEST common stock, are not reflected in the accompanying Consolidated Statements of Income prior to the Separation Date. These Consolidated Financial Statements should be read in conjunction with the U S WEST, Inc. Unaudited Pro Forma Condensed Combined Statements of Income which have been separately presented under Part II
- Item 5(B)-"Other Information - Pro Forma Financial Information."

Further information about the Separation is contained in Old U S WEST's proxy statement mailed to all Old U S WEST shareowners on April 20, 1998.

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

B.  Summary of Significant Accounting Policies

Basis of Presentation. U S WEST is incorporated under the laws of the State of Delaware. The Consolidated Financial Statements include the accounts of U S WEST and its majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. Investments in less than majority-owned ventures are generally accounted for using the equity method.

Certain reclassifications within the Consolidated Financial Statements have been made to conform to the current year presentation.

The Consolidated Financial Statements have been prepared pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the Consolidated Financial
Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial Statements be read in conjunction with the 1997 U S WEST Combined Financial Statements and notes thereto included in Annex G of Old U S WEST's proxy statement mailed to all Old U S WEST shareowners on April 20, 1998.

C.  Debt Refinancing

In connection with the Separation, U S WEST and MediaOne Group refinanced substantially all of the indebtedness issued or guaranteed by Old U S WEST through a combination of tender offers, prepayments, consent solicitations and exchange offers (the "Refinancing").

In connection with the Refinancing and the Dex Alignment, in June 1998 U S WEST Capital Funding, Inc. ("Capital Funding"), a wholly-owned financing subsidiary of U S WEST, issued approximately $4.1 billion in new debt securities, of which approximately $1.0 billion is commercial paper with an average rate of 5.82% and $3.1 billion is long-term debt having the following rates and maturities:


  ------------------------- ------------------------ ------------------------
                                                       Effective Interest
            Term                    Amount                  Rate (%)
  ------------------------- ------------------------ ------------------------
           4 year                    $ 500                   6.31 %
           7 year                      500                   6.41 %
          10 year                      600                   6.55 %
          30 year                    1,500                   6.98 %
  ------------------------- ------------------------ ------------------------

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

Approximately $3.83 billion in proceeds from the issuance of these securities were used to repay Old U S WEST debt in connection with Dex Alignment. The remaining proceeds were primarily used to fund U S WEST's share of operating expenses and debt refinancing costs incurred by Old U S WEST that were directly attributable to the Separation. The Company additionally refinanced approximately $200, including $70 of Dex debt assumed in connection with the Dex Alignment.

The Company maintains a commercial paper program to finance short-term cash flow requirements as well as to maintain a presence in the short term debt market. At June 30, 1998, U S WEST is permitted to borrow and has available up to approximately $2.4 billion under lines of credit to meet the combined business needs of its nonregulated subsidiaries, of which $1.4 billion matures in one year and $1.0 billion matures in five years.

D.  Asset Impairment

During second-quarter 1998, the Company recorded a non-cash charge of $21 (net of a $14 tax benefit) related to the impairment of certain long-lived assets associated with the Company's video operations in Omaha, Nebraska, which are included in the communications and related services segment. The impaired assets primarily consist of underground cable and hardware. Recent technological advances have permitted the Company to pursue and use more economical Video Digital Subscriber Line ("VDSL") technology in cable overbuild situations. Because the projected future cash flows were less than the carrying values an impairment loss was recognized in accordance with Statement of Financial
Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The amount of impairment was determined based on the net present value of the future cash flows of the business, discounted at the Company's cost of capital. The pretax charge is recorded in "other operating expenses" within the Consolidated Statements of Income.

E.  Earnings Per Share

Certain of the financial effects of the Separation and the Dex Alignment, including interest expense associated with the refinancing of $3.9 billion of Dex Indebtedness by U S WEST and the dilutive effects of the issuance of $850 of U S WEST common stock, are not reflected in the historical Consolidated Statements of Income prior to the Separation Date. As a result, earnings per share are presented on both a pro forma and historical basis.

The following reflects the computation of basic and diluted earnings per share on a historical and pro forma basis. The unaudited pro forma earnings per share amounts for 1998 and 1997 give effect to the Dex Indebtedness and the issuance of shares in connection with the Dex Alignment as if such transactions had been consummated as of January 1, 1998 and 1997, respectively. For a full presentation of these pro forma adjustments please see Part II - Item 5(B) - "Other Information - Pro Forma Financial Information."

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

------------------------------------------- -------------------------------      -----------------------------
                                                   Three Months Ended June 30,               Six Months Ended
                                                                                                   June 30,
Basic Earnings Per Share                               1998           1997                 1998           1997
------------------------------------------- ---------------- --------------      --------------- -------------
Reported net income                                    $327           $416                 $761          $836
Pro forma adjustment (1)                                (31)           (41)                 (72)          (81)
                                            ================ ==============      =============== =============
Pro forma income                                       $296           $375                 $689          $755
                                            ================ ==============      =============== =============

Basic average shares (thousands) (2)                487,869        482,542              486,424       481,945
Pro forma adjustment (3)                             13,647         16,341               14,987        16,341
                                            ---------------- --------------      --------------- -------------
Pro forma basic average shares                      501,516        498,883              501,411       498,286
                                            ================ ==============      =============== =============

Basic earnings per share                              $0.67          $0.86                $1.56         $1.73
Pro forma basic earnings per share                     0.59           0.75                 1.37          1.52
=========================================== ================ ==============      =============== =============

------------------------------------------- ------------------------------- ---- -----------------------------
                                             Three Months Ended June 30,               Six Months Ended
                                                                                            June 30,

Diluted Earnings Per Share                       1998            1997                 1998           1997
------------------------------------------- ---------------- -------------- ----- -------------- -------------
Reported net income                                    $327           $416                 $761          $836
Interest on convertible zero coupon
  subordinated notes, net of tax                          -              4                    -             7
                                            ---------------- --------------       -------------- -------------
Income used for diluted earnings per share              327            420                  761           843
Pro forma adjustment (1)                                (31)           (41)                 (72)          (81)
                                            ---------------- --------------       -------------- -------------
Pro forma income used for diluted earnings
  per  share                                           $296           $379                 $689          $762
                                            ================ ==============       ============== =============

Basic average shares (thousands)(2)                 487,869        482,542              486,424       481,945
Effect of dilutive securities:
   Stock options                                      4,075          1,956                4,097         1,812
   Convertible zero coupon notes                          -          9,386                    -         9,386
                                            ---------------- --------------       -------------- -------------
Diluted average shares                              491,944        493,884              490,521       493,143
Pro forma adjustment (3)                             13,647         16,341               14,987        16,341
                                            ---------------- --------------       -------------- -------------
Pro forma diluted average shares                    505,591        510,225              505,508       509,484
                                            ================ ==============       ============== =============

Diluted earnings per share                            $0.67          $0.85                $1.55         $1.71
Pro forma diluted earnings per share                   0.59           0.74                 1.36          1.50
=========================================== ================ ==============       ============== =============

<F1>
(1) Reflects incremental (after-tax) interest expense associated with the Dex Indebtedness from the beginning through the end of each period presented up to the Separation Date.
<F2>
(2) Historical average shares assume a one-for-one conversion of historical Communications Group common stock outstanding into shares of U S WEST as of the Separation Date.
<F3>
(3) Reflects the issuance of approximately 16,341,000 shares (net of the redemption of approximately 305,000 fractional shares) issued on June 15, 1998 in connection with the Dex Alignment as if the shares had been issued at the beginning of each period indicated.

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

The dilutive securities represent the incremental weighted-average shares from the assumed exercise of stock options and the assumed conversion of the zero coupon subordinated notes, which were redeemed in August 1997.

F.  Contingencies

U S WEST Communications, Inc. ("U S WEST Communications"), a wholly-owned subsidiary of the Company that provides telecommunications services, has pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both.

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

U S WEST Communications filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted U S WEST Communications' request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in U S WEST Communications' favor on most of the appealed issues. The OPUC appealed to the Oregon Court of Appeals on March 19, 1998, and the appeal is pending. U S WEST Communications continues to charge interim rates, subject to refund, during the pendency of that appeal. The potential refund exposure, including interest, at June 30, 1998, is not expected to exceed $245.

Utah. In another proceeding, the Utah Supreme Court has remanded a Utah Public Service Commission ("UPSC") order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The UPSC's initial order denied a refund request from interexchange carriers ("IXCs") and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at June 30, 1998, is not expected to exceed $165.

State Regulatory Accruals. U S WEST Communications has accrued $173 at June 30, 1998, which represents its estimated liabilities for all state regulatory proceedings, predominately the items discussed above. It is possible that the ultimate liabilities could exceed the amounts accrued by up to approximately $250. U S WEST Communications will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions, and will adjust estimates as new information becomes available.

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

In addition to its estimated liabilities for state regulatory proceedings, U S WEST Communications has an accrued liability of approximately $170 at June 30, 1998 related to refunds in the state of Washington. Approximately $70 was refunded to IXCs and independent local exchange carriers during the second quarter. The remaining liability will be refunded to ratepayers beginning in the third quarter.

 G.   Shareholder Rights Plan

The U S WEST Board of Directors has adopted a shareholder rights plan which, in the event of a takeover attempt, would entitle existing shareowners to certain preferential rights. The rights expire on June 1, 2008 and are redeemable by the Company at any time prior to the date they would become effective.

H.  New Accounting Standards

On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as either assets or liabilities on the balance sheet and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is permitted. The Company has not determined the future effects of its adoption of the new standard.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

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

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued


Results of Operations - Three and Six Months Ended June 30, 1998 Compared with 1997

Net Income

Following are details of the Company's reported and pro forma net income, and pro forma diluted earnings per share, normalized to exclude the effects of certain nonrecurring and nonoperating items.

--------------------------------- ---------- ----------- -------- --------     -------------------- ---------------
                                    Three Months Ended      Increase           Six Months Ended         Increase
                                        June 30,           (Decrease)              June 30,            (Decrease)
Net Income:                         1998     1997(1)        $        %          1998(1)       1997        $        %
--------------------------------- ---------- ----------- -------- --------     --------- ---------- -------- --------
Reported net income                    $327       $416     $(89)   (21.4)          $761       $836     $(75)   (9.0)
Pro forma adjustment (2)               (31)       (41)        10     24.4          (72)       (81)         9    11.1
                                  ---------- ---------- --------- --------    ---------- ---------- --------- -------
Pro forma income                        296        375      (79)   (21.1)           689        755      (66)   (8.7)
Adjustments:
   Separation costs                      68          -        68        -            68          -        68       -
   Asset impairment                      21          -        21        -            21          -        21       -
   Gains on sales of rural
     telephone exchanges                  -       (18)        18        -             -       (29)        29       -
                                  ========== ========== ========= ========    ========== ========== ========= =======
Normalized pro forma income            $385       $357       $28      7.8          $778       $726       $52     7.2
                                  ========== ========== ========= ========    ========== ========== ========= =======


Pro forma diluted average
  shares outstanding (3)            505,591    510,225   (4,634)    (0.9)       505,508    509,484   (3,976)   (0.8)
                                  ========== ========== ========= ========    ========== ========== ========= =======

Pro forma diluted earnings
  per share                           $0.59      $0.74   $(0.15)   (20.3)         $1.36      $1.50    $(.14)   (9.3)
Adjustments:
   Separation costs                    0.13          -      0.13        -          0.13          -      0.13       -
   Asset impairment                    0.04          -      0.04        -          0.04          -      0.04       -
   Gains on sales of rural                                              -             -     (0.06)      0.06       -
     telephone exchanges                  -     (0.04)      0.04
                                  ========== ========== ========= ========    ========== ========== ========= =======
Normalized pro forma diluted
earnings per share                    $0.76      $0.71     $0.05      7.0         $1.54      $1.44     $0.10     6.9
================================= ========== ========== ========= ========    ========== ========== ========= =======
(See "Note E - Earnings Per Share" - to the Consolidated Financial Statements.)

<F1>
(1) Pro forma diluted earnings per share does not foot due to rounding.
<F2>
(2) Reflects incremental (after-tax) interest expense associated with the Dex Indebtedness from the beginning through the end of each period presented up to the Separation Date.
<F3>
(3) Average shares assumes a one-for-one conversion of historical Communications Group common shares outstanding into shares of U S WEST as of the Separation Date, adjusted to reflect the issuance of approximately 16,341,000 shares (net of the redemption of approximately 305,000 fractional shares) issued on June 15, 1998, in connection with the Dex Alignment as if the shares had been issued at the beginning of each period indicated.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

U S WEST normalized pro forma income increased by $28, or 7.8 percent, to $385, and by $52, or 7.2 percent, to $778, during the three- and six-month periods ended June 30, 1998 and 1997, respectively. Normalized pro forma diluted earnings per share increased by $0.05, or 7.0 percent, to $0.76, and by $0.10, or 6.9 percent, to $1.54, during the respective periods. The increases are primarily due to higher demand for services partially offset by interstate access rate reductions, increased start-up costs associated with growth initiatives and higher expenses related to interconnection.

Operating Revenues

------------------------------------ ------------------- -----------------    ------------------- -----------------
                                        Three Months          Increase              Six Months          Increase
                                         Ended June          (Decrease)            Ended June          (Decrease)
                                            30,                                       30,
                                       1998      1997       $        %          1998      1997        $        %
------------------------------------ --------- --------- -------- --------    --------- ---------- -------- --------
Local service                          $1,369    $1,194     $175     14.7       $2,719     $2,425     $294     12.1
Interstate access service                 711       678       33      4.9        1,409      1,365       44      3.2
Intrastate access service                 202       200        2      1.0          408        400        8      2.0
Long-distance network services            195       240     (45)   (18.8)          396        490     (94)   (19.2)
Other services                            273       231       42     18.2          528        450       78     17.3
                                     --------- --------- -------- --------    --------- ---------- -------- --------
Communications and related
  services                              2,750     2,543      207      8.1        5,460      5,130      330      6.4
Directory services                        313       296       17      5.7          620        583       37      6.3
Intersegment eliminations                (10)       (9)      (1)     11.1         (18)       (16)      (2)     12.5
                                     --------- --------- -------- --------    --------- ---------- -------- --------
Total                                  $3,053    $2,830     $223      7.9       $6,062     $5,697     $365      6.4
==================================== ========= ========= ======== ======== == ========= ========== ======== ========

Communications and Related Services

Local Service Revenues. Local service revenues increased $175, or 14.7 percent, to $1,369, and $294, or 12.1 percent, to $2,719, during the three- and six-month periods, respectively, primarily as a result of access line growth and increased demand for new products and services, and existing central office features. Excluding the non-recurring impact of a regulatory charge in last year's second quarter, local services revenues increased by 8.1 percent and 9.1 percent for the three- and six-month periods, respectively. Total reported access lines increased 622,000, or 4.0 percent, during the past 12 months, of which 289,000 was attributable to second lines. Second line installations increased 24.5 percent. Access lines grew 656,000, or 4.2 percent, when adjusted for sales of approximately 34,000 rural telephone access lines during the past twelve months. Also contributing to the increase in revenues were the effects of rate increases in various jurisdictions aggregating $14 in the second quarter and $31 for the six months. Interim compensation revenues from IXCs as a result of Federal Communications Commission ("FCC") payphone orders, which took effect in April 1997, also contributed to revenue growth in the first half of the year.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Interstate Access Service Revenues. Interstate access service revenues increased $33, or 4.9 percent, to $711, and $44, or 3.2 percent, to $1,409, during the three- and six-month periods, respectively. The increases are primarily due to the effects of a change in the classification of universal service fundings, which increased revenues by $19 in the second quarter and $38 in the six-month period. In 1997 these fundings were offset against interstate access service revenues. Beginning in 1998 these fundings are recorded as access expense within other operating expenses. Excluding the effects of the reclassification, interstate access revenues during second quarter increased $14, or 2.1 percent, and first-half revenues increased $6, or 0.4 percent, due to the effects of 1997 true-ups to sharing-related accruals. Increased demand for interstate access services, as evidenced by increases of 7.3 percent and 6.7 percent in billed interstate access minutes of use during the three- and six-month periods, respectively, was essentially offset by price reductions.

Intrastate Access Service Revenues. Intrastate access service revenues increased by $2, or 1.0 percent, to $202, and by $8, or 2.0 percent, to $408, during the three- and six-month periods, respectively. The increases were primarily due to higher demand for private line services and the effects of increases of 5.4 percent and 6.2 percent in intrastate billed access minutes of use during each respective period. Largely offsetting the effects of increased demand were the effects of net rate reductions aggregating $9 and $14 in the three- and six-month periods, respectively, the majority of which were in the state of Washington. Competitive effects are also adversely impacting intrastate access revenue growth.

Long Distance Network Services Revenues. Long-distance network services revenues decreased by $45, or 18.8 percent, in the second quarter and by $94, or 19.2 percent, in the first half of 1998. The decreases are primarily due to the effects of competition and rate reductions of $13 in the second quarter and $27 in the first half of 1998 in several jurisdictions, most significantly in the state of Washington. Also contributing to the decline were the implementation of multiple toll carrier plans ("MTCPs") in various jurisdictions in 1997. The MTCPs essentially allow independent telephone companies to act as toll carriers and are net income neutral to the Company, with the reduction in toll revenues largely offset by increased intrastate access service revenues and lower access expense.

Other Services Revenues. Revenues from other services increased by $42, or 18.2 percent, in the second quarter and by $78, or 17.3 percent, in the first half of 1998, primarily as a result of greater sales of inside wire maintenance and wireless communications services. Continued market penetration in voice messaging services and increased sales of other unregulated products and services also contributed to the increase.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Directory Services

Revenues related to Yellow Pages directory advertising, which represent 99 percent of directory services revenues, increased $17, or 5.7 percent, to $313, and $37, or 6.3 percent, to $620, in the three- and six-month periods, respectively. The increases are driven by an average 6.1 percent increase in revenue per local advertiser primarily resulting from price increases of 4.7 percent and an increase in volume and complexity of advertisements sold.

Intersegment Eliminations

Intersegment eliminations consist primarily of sales of customer lists, billing and collection services and other services by U S WEST Communications to Dex at market price. Also included are commercial property management services provided by U S WEST Business Resources, Inc. to Dex.

Costs and Expenses


----------------------------------- -------------------- -----------------    ------------------- ----------------
                                    Three Months Ended       Increase          Six Months Ended      Increase
                                         June 30,           (Decrease)               June           (Decrease)
                                                                                     30,
                                      1998       1997       $        %          1998      1997       $       %
----------------------------------- ---------- --------- -------- --------    --------- --------- -------- -------
Employee-related expenses              $1,069      $971      $98     10.1       $2,075    $1,897    $178      9.4
Other operating expenses (1)              676       462      214     46.3        1,231       978     253     25.9
Taxes other than income taxes              89       102     (13)   (12.7)          190       214    (24)   (11.2)
Depreciation and amortization             535       539      (4)    (0.7)        1,067     1,075     (8)    (0.7)

Interest expense(as reported)             109       101        8      7.9          206       204       2      1.0
  Pro forma adjustment:                    51        66        -        -          117       131       -        -
                                     --------- --------- -------- --------    --------- --------- ------- --------
  Interest expense (pro forma)            160       167      (7)    (4.2)          323       335    (12)    (3.6)
Gains on sales of rural telephone
   exchanges                                -        29     (29)        -            -        47    (47)        -
Other expense - net                        33        17       16     94.1           58        39      19     48.7
------------------------------------ --------- --------- -------- -------- -- --------- --------- ------- --------

<F1>
(1)  Includes separation expenses of $94 and an asset impairment charge of $35 during second-quarter 1998.

Employee-Related  Expenses.  Total  employee-related  expenses increased $98, or
10.1 percent, and $178, or 9.4 percent, during the three- and six-month periods, respectively. The increases are primarily due to higher contract labor costs and increased salaries and wages. The higher contract labor costs were largely a result of systems development work (which includes expenses related to interconnection and year 2000 costs) and marketing and sales efforts. Higher salaries and wages were a result of workforce increases and wage increases.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Other Operating Expenses. Excluding nonrecurring charges as described in Note 1 to the above table, other operating expenses increased by $85, or 18.4 percent, and by $124, or 12.7 percent, during the three- and six-month periods, respectively. The increases are primarily due to increased costs associated with growth initiatives including marketing and advertising costs, and higher interconnection expenses. Other operating expenses also increased $19 in the second quarter and $38 in the first half of 1998 as compared to the same periods in 1997 due to the aforementioned change in classification of universal service funding expenses. Partially offsetting the increases were reduced access expense (primarily due to the effects of competitive by-pass and the MTCPs) and a 1997 reserve adjustment associated with billing and collection activities performed for IXCs.

Other operating expenses include $94 in costs that are directly attributable to the Separation. These Separation costs include executive severance, legal and financial advisory fees, securities registration fees, printing and mailing costs, and internal systems and rearrangement costs.

U S WEST also recorded in other operating expenses a pretax charge of $35 related to the impairment of certain long-lived assets associated with the Company's video operations in Omaha, Nebraska. Recent technological advances have permitted the Company to pursue and use more economical VDSL technology in cable overbuild situations. Because the projected future cash flows were less than the carrying values an impairment loss was recognized in accordance with SFAS No. 121. (See "Note D - Asset Impairment" - to the Consolidated Financial Statements.)

Taxes Other Than Income Taxes. Taxes other than income taxes decreased primarily as a result of adjustments related to the 1997 property tax accrual.

Interest Expense. The increase in interest expense for the second quarter as reported reflects the impact of the Dex Indebtedness incurred since the Separation Date, partially offset by the effects of lower average debt levels.

Pro forma interest expense reflects the full effects of the Dex Indebtedness as if such indebtedness had occurred at the beginning of each period indicated. On a pro forma basis, the decline in interest expense was primarily a result of lower average debt levels.

Gains On Sale of Rural Telephone Exchanges. During the six-month period ended June 30, 1997, the Company sold selected rural telephone exchanges in Iowa, Nebraska, and South Dakota for pretax gains of $47.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Other Expense - Net. Other expense increased primarily due to additional interest expense associated with the Company's state regulatory liabilities.

Provision for Income Taxes

The effective tax rate for the first six months of 1998 is 38.4 percent as compared to 37.5 percent during the first six months of 1997. The increase in the effective tax rate is primarily due to the impact of certain expenses related to the Separation, which are not deductible for tax purposes, and the effects of lower amortization of investment tax credits. The effective tax rate is expected to approximate 38 percent in 1998.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities was $1,819 and $2,168 during the first six months of 1998 and 1997, respectively. The decrease in operating cash flow primarily reflects lower accounts payable financing, the effect of refunds in regulatory jurisdictions, and higher tax payments. Partially offsetting the decreases were the effects of business growth in both the communications and directory businesses.

The Company's operating cash flow during the last half of 1998 will be affected by the payment of approximately $170 of rate refunds in the state of Washington. The rate refunds are for revenues that were collected subject to refund (with interest) from May 1, 1996 through January 31, 1998. (See "Note F - Contingencies" - to the Consolidated Financial Statements.)

Investing Activities

Total capital expenditures, on a cash basis, were $1,283 during the first six months of 1998, of which the majority related to access line growth and continued improvement of the telecommunications network. Expenditures associated with entering wireless communications markets and meeting the requirements of the Telecommunications Act of 1996, including interconnection and local number portability, also impacted capital expenditures. In 1998, capital expenditures are expected to approximate between $2.7 and $2.9 billion.

During the first-half of 1998 the Company paid $18 to purchase PCS licenses in connection with its launch of PCS service in various markets.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations (Dollars in millions, except per share amounts), continued

Financing Activities

Debt Activity

Total debt increased by $4,984 as compared to December 31, 1997, of which approximately $3.9 billion is attributable to the Dex Indebtedness. The Dex Indebtedness was incurred at the Separation Date, with proceeds used to repay Old U S WEST debt, offset by a reduction of shareowners'equity. Debt financing was also the source of funds used for approximately $140 in debt refinancing costs paid to Old U S WEST in addition to certain operating costs related to the Separation. Higher capital expenditures also contributed to the increase in debt.

The nonregulated activities of U S WEST, including Dex, are funded with short-term advances. The net repayments on and proceeds from such short-term advances were $(198) and $11, during the first six-months of 1998 and 1997, respectively. Prior to the Separation Date, these short-term advances were provided by Old U S WEST.

Prior to the Separation, Dex paid dividends to Old U S WEST equal to its net income adjusted for the amortization of intangibles. These dividends totaled $183 and $161 during the first six months of 1998 and 1997, respectively.

U S WEST Communications and U S  WEST Capital Funding, Inc. Credit Ratings

On May 15, 1998, Standard & Poor's upgraded the senior unsecured debt of U S WEST Communications from A to A+ and reaffirmed its commercial paper rating of A1. In addition, Standard & Poor's has assigned credit ratings to the senior unsecured debt and commercial paper of Capital Funding of A- and A2, respectively.

During the first quarter of 1998, Moody's downgraded U S WEST Communications' senior unsecured debt from Aa3 to A2 due to regulatory rulings and financial challenges associated with the Separation. (See "Note F Contingencies" - to the Consolidated Financial Statements.) U S WEST Communication's debt ratings, including the P1 commercial paper rating, remained under review until May 15, 1998 when Moody's reaffirmed both ratings. In addition Moody's has assigned credit ratings to the senior unsecured debt and commercial paper of Capital Funding of A3 and P2, respectively.

On May 7, 1998, Duff & Phelps reaffirmed U S WEST Communications' senior unsecured debt and commercial paper ratings of AA- and D-1+. In addition, Duff & Phelps has assigned credit ratings to the senior unsecured debt and commercial paper of Capital Funding of A and D-1, respectively.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Year 2000 Costs

During 1997 U S WEST conducted a comprehensive high level review of its computer systems and related software to ensure that systems properly recognize the year 2000 and continue to process data. The systems evaluated include (i) the Public Switched Telephone Network (the "Network"), (ii) Information Technologies ("IT") and (iii) individual Business Units (the "Business Units"). The Network, which processes voice and data information relating to the core communications business, relies on remote switches, central office and interoffice equipment, and loop transport equipment that is predominately provided by telecommunications network vendors. IT is comprised of the Company's internal business systems that employ hardware and software with an enterprise-wide scope, including operational, financial and administrative functions. The Business Units, which include internal organizations such as finance, procurement, Yellow Pages, operator services, wireless, data networks, real estate, etc., employ systems that support desktop and departmental applications that relate specifically to their business and are not generally part of the Network or IT.

The Company's approach to year 2000 remediation activities is broken down into five general phases: (i) inventory/assessment, (ii) planning, (iii) conversion,
(iv) testing/certification and (v) implementation.

With regard to the Network, the Company is working with telecommunications network vendors to obtain compliant releases of hardware and software. The Company is also working on a focused testing approach given the requirement that Network testing must be done over multiple equipment configurations involving a broad spectrum of services. The inventory/assessment and planning phases for the Network are complete and management expects that the testing/certification phase will be completed by December 1998, with implementation completed by July 1999. To facilitate Network testing, the Company participates, along with other major providers of telecommunications services, as a member of the Telco Year 2000 Forum (the "Forum"), an organization that addresses the year 2000 readiness of network elements and network interoperability. The Forum has contracted with Bellcore, a former affiliate engaged in telecommunications industry research, development and maintenance activities, to engage in inter-region interoperability testing.

Within IT, the Company has identified the applications that support its critical business processes such as billing and collection, network monitoring, repair and ordering. The inventory/assessment and planning phases for IT are complete and management expects that conversion will be completed by the end of 1998 or shortly thereafter, with testing and implementation continuing through 1999.

Within the Business Units, the Company is generally in the inventory/assessment phase, though some Business Units have completed this phase and are into the conversion and the testing/certification phase. Accordingly, a majority of the Business Units are in the process of establishing project plans and associated schedules to accomplish the remaining phases.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

The Company has spent approximately $40 through the second quarter of 1998 on year 2000 projects and activities. The estimated total incremental costs for year 2000 related projects and activities have increased from approximately $150 to approximately $200 through 1999, excluding capital expenditures. Additional incremental capital expenditures over the same period will approximate $50-80. Virtually all expenditures relate to U S WEST Communications and are being funded through operations. Though year 2000 costs will directly impact the reported level of future net income, the Company intends to manage its total cost structure, including deferral of non-critical projects, in an effort to mitigate the impact of year 2000 costs on its historical rate of earnings growth.

Management cannot provide assurance that the result of its year 2000 compliance efforts or the cost of such efforts will not differ materially from estimates. Accordingly, business continuity and contingency plans are currently being developed to address high risk areas as they are identified. These plans will be in place by third-quarter 1999. Within Network, the Company is highly dependent on the telecommunications network vendors to provide compliant hardware and software in a timely manner, and on third parties that will assist the Company in the focused testing of the Network. Within IT, the Company is dependent on the development of software by experts, both internal and external, and the availability of critical resources with the requisite skill sets. Failure by the Company or by certain of its vendors to remediate year 2000 compliance issues could result in disruption of the Company's operations, possibly impacting the Network and the Company's ability to bill or collect revenues. However, management believes that its efforts at remediation will be successful and that the aforementioned "worst case" scenario is unlikely to develop.

The above discussion contains statements that are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its estimates are based on reasonable assumptions, there can be no assurance that actual results will not differ materially from these estimates.

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

U S WEST's principle collective bargaining agreements expire in August and October 1998. As of August 12, 1998, settlement of these agreements has not been reached.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Contingencies

U S WEST Communications has pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. (See "Note F - Contingencies" - to the Consolidated Financial Statements.)

Form 10-Q - Part II

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

U S WEST and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. At U S WEST Communications, there are pending certain regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. For a discussion of these actions, see "Note F - Contingencies" - to the Consolidated Financial Statements.

Item 2.  Changes in Securities and Use of Proceeds

(a) On June 12, 1998, the Company was separated from Old U S WEST in accordance with the terms of the Separation Agreement dated as of June 5, 1998, by and between the Company and Old U S WEST. Pursuant to the Separation Agreement, Old U S WEST redeemed each outstanding share of U S WEST Communications Group Common Stock for one share of Common Stock of the Company. The Common Stock of the Company was registered with the SEC on Form S-4 filed on February 6, 1998, as amended, and declared effective on April 10, 1998 (File No. 333-45765). The Separation was approved by shareholders of Old U S WEST on June 4, 1998. For a further discussion of the Separation, please refer to the Company's Form 8-K/A filed with the SEC on June 26, 1998.

(b) On June 29, 1998, Capital Funding issued $3.1 billion of Notes and Debentures which were guaranteed as to principal and interest by U S WEST. The Notes and Debentures were registered with the SEC on Form S-3 on May 6, 1998, as amended, and declared effective on May 22, 1998 (File Nos. 333-51907 and 333-51907-01). The Notes and Debentures were issued on June 24, 1998 with net proceeds of $3,065,632,000. The underwriting discount was $22,900,000. The remaining difference represents the discounted price to the public. The Company estimates its expenses at $1,270,000 ($1,032,500 of which relates to the SEC filing fee). The net proceeds from the issuance of the Notes and Debentures were used to repay existing commercial paper indebtedness. For a listing of the managing underwriters, please refer to the Company's Form 424(b)(2) filed with the SEC on June 26, 1998.

Form 10-Q - Part II

Item 4.  Submission of Matters to a Vote of Security Holders

Old U S WEST's 1998 annual meeting of shareowners was held on June 4, 1998. At the meeting, the following items relating to the Company were submitted to a vote of shareowners of Old U S WEST:

(a) A proposal to approve the Separation of Old U S WEST passed with a total of 638,993,680 votes cast in favor of the Separation. Votes cast against the Separation were 13,740,673.

(b) The 1998 New U S WEST Stock Plan was approved by 568,626,572 votes cast in favor, 81,498,473 votes cast against, 8,457,506 votes abstained, and 81,441,326 votes delivered not voted.

(c) The New U S WEST Long-Term Incentive Plan was approved with a total of 594,733,335 votes cast in favor, 53,952,652 votes cast against, 9,896,583 votes abstained, and 81,441,307 votes delivered not voted.

(d) The New U S WEST Executive Short-Term Incentive Plan was approved by 565,332,811 votes cast in favor, 82,679,295 votes cast against, 10,570,433 votes abstained, and 81,441,338 votes delivered not voted.

Item 5.  Other Information

A.  Advance Notice Bylaw Procedure

The Company's Bylaws have an advance notice procedure for stockholders to bring business before an annual meeting of stockholders. The advance notice procedure requires that a stockholder interested in presenting a proposal for action at an annual meeting of stockholders must deliver a written notice of the proposal, together with certain specified information relating to such stockholder's stock ownership and identity, to the Secretary of the Company at least 90 days before the annual meeting. A copy of the Company's Bylaws was filed as an exhibit to its Form 8-K/A dated June 26, 1998 and is available on the Commission's web site at http://www.sec.gov.

Stockholder proposals intended for inclusion in the Company's 1999 Proxy Statement should be sent to the Secretary of the Company at 1801 California Street, Suite 5100, Denver, Colorado 80202, and must be received by December 21, 1998.

Form 10-Q - Part II

B.  Pro Forma Financial Information

         The consolidated historical financial statements of U S WEST included herein reflect the historical results of operations, balance sheets and cash flows of the businesses that comprise Communications Group and Dex as if such businesses operated as a separate entity for all periods presented. The financial effects of the Dex Alignment, including the refinancing of the Dex Indebtedness and the issuance of approximately 16,341,000 shares (net of the redemption of approximately 305,000 fractional shares) of U S WEST common stock in connection with the Dex Alignment, are reflected in the consolidated financial statements since the Separation Date.

         The following unaudited pro forma condensed combined statements of income of U S WEST for the three and six months ended June 30, 1998 and 1997, and years ended December 31, 1997 and 1996, give effect to the refinancing by U S WEST of the Dex Indebtedness and the issuance of shares in connection with the Dex Alignment (the "Separation Adjustments") as if such transactions had been consummated as of the beginning of each period indicated.

         The pro forma adjustments included herein are based on available information and certain assumptions as of the Separation Date that management believes are reasonable and are described in the accompanying notes. The unaudited pro forma financial statements do not necessarily represent what U S WEST's financial position or results of operations would have been had the transactions occurred at such dates or to project U S WEST's results of operations at or for any future date or period. In the opinion of management, all adjustments necessary to present fairly the unaudited pro forma financial information have been made. The unaudited pro forma financial statements should be read in conjunction with the historical financial statements of U S WEST.

Form 10-Q - Part II

                                 U S WEST, Inc.
           UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
                 Dollars in millions (except per share amounts)

                                 Three Months Ended June 30, 1998             Three Months Ended June 30, 1997
                              U S WEST      Separation     U S WEST        U S WEST      Separation     U S WEST
                             Historical    Adjustments     Pro forma      Historical    Adjustments     Pro forma

Operating revenues                 $3,053              -        $3,053          $2,830              -        $2,830
Operating expenses                  2,369              -         2,369           2,074              -         2,074


                            -------------------------------------------  -------------------------------------------
Operating income                      684              -           684             756              -           756
Interest expense                      109         $51(A)           160             101         $66(A)           167
Gains on sales of rural
  telephone exchanges                   -              -             -              29              -            29
Other expense-net                      33              -            33              17              -            17


                            -------------------------------------------  -------------------------------------------
Income (loss) before
  income taxes                        542           (51)           491             667           (66)           601
Provision (benefit) for
  income taxes                        215        (20)(B)           195             251        (25)(B)           226


                            -------------------------------------------  -------------------------------------------
Income (loss)                        $327          $(31)          $296            $416          $(41)          $375



                            ===========================================  ===========================================
Basic earnings per
  share(C)                          $0.67              -         $0.59           $0.86              -         $0.75
Average basic shares
  outstanding (millions)(D)
                                    487.9           13.6         501.5           482.6           16.3         498.9
Diluted earnings per
  shares(C)                         $0.67              -         $0.59           $0.85              -         $0.74
Average diluted shares
  outstanding (millions)(D)
                                    492.0           13.6         505.6           493.9           16.3         510.2


See Notes to Unaudited Pro Forma Condensed Combined Statements of Income.

Form 10-Q - Part II


                                 U S WEST, Inc.
           UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
                 Dollars in millions (except per share amounts)

                                  Six Months Ended June 30, 1998               Six Months Ended June 30, 1997
                              U S WEST      Separation     U S WEST        U S WEST      Separation     U S WEST
                             Historical    Adjustments     Pro forma      Historical    Adjustments     Pro forma

Operating revenues                 $6,062              -        $6,062          $5,697              -        $5,697
Operating expenses                  4,563              -         4,563           4,164              -         4,164


                            -------------------------------------------  -------------------------------------------
Operating income                    1,499                        1,499           1,533                        1,533
Interest expense                      206        $117(A)           323             204        $131(A)           335
Gains on sales of rural
  telephone exchanges                   -              -             -              47              -            47
Other expense-net                      58              -            58              39              -            39

                            -------------------------------------------  -------------------------------------------
Income (loss) before
  income taxes                      1,235          (117)         1,118           1,337          (131)         1,206
Provision (benefit) for
  income taxes                        474        (45)(B)           429             501        (50)(B)           451


                            -------------------------------------------  -------------------------------------------
Income (loss)                        $761          $(72)          $689            $836          $(81)          $755



                            ===========================================  ===========================================
Basic earnings per
  share(C)                          $1.56              -         $1.37           $1.73              -         $1.52
Average basic shares
  outstanding (millions)(D)
                                    486.4           15.0         501.4           482.0           16.3         498.3
Diluted earnings per
  share(C)                          $1.55              -         $1.36           $1.71              -         $1.50
Average diluted shares
  outstanding (millions)(D)
                                    490.5           15.0         505.5           493.2           16.3         509.5


See Notes to Unaudited Pro Forma Condensed Combined Statements of Income.

Form 10-Q - Part II


                                 U S WEST, Inc.
           UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
                 Dollars in millions (except per share amounts)

                                            Year Ended                                   Year Ended
                                         December 31, 1997                           December 31, 1996
                              U S WEST      Separation     U S WEST        U S WEST      Separation     U S WEST
                             Historical    Adjustments     Pro forma      Historical    Adjustments     Pro forma

Operating revenues                $11,479              -       $11,479         $11,168              -       $11,168
Operating expenses                  8,703              -         8,703           8,356              -         8,356

                            -------------------------------------------  -------------------------------------------
Operating Income                    2,776                        2,776           2,812              -         2,812
Interest expense                      405        $262(A)           667             448        $262(A)           710
Gains on sales of rural
  telephone exchanges                  77              -            77              59              -            59
Gain on sale of investment
  in Bellcore                          53              -            53               -              -             -
Other expense-net                      72              -            72              46              -            46


                            -------------------------------------------  -------------------------------------------
Income (loss) before
  income taxes(E)                   2,429          (262)         2,167           2,377          (262)         2,115
Provision (benefit) for
  income taxes                        902       (100)(B)           802             876       (100)(B)           776


                            -------------------------------------------  -------------------------------------------
Income (loss)(E)                   $1,527         $(162)        $1,365          $1,501         $(162)        $1,339

                            ===========================================  ===========================================
Basic earnings per share(C)
                                    $3.16              -         $2.73           $3.14              -         $2.71
Average basic shares
  outstanding (millions)(D)
                                    482.8           16.3         499.1           477.6           16.3         493.9
Diluted earnings per
  share(C)                          $3.13              -         $2.71           $3.10              -         $2.68
Average diluted shares
  outstanding (millions)(D)
                                    491.3           16.3         507.6           488.6           16.3         504.9


See Notes to Unaudited Pro Forma Condensed Combined Statements of Income.

Form 10-Q - Part II

                                 U S WEST, Inc.
                 NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED
                            STATEMENTS OF OPERATIONS
                               Dollars in millions

A. Reflects incremental interest expense associated with the Dex Indebtedness from the beginning through the end of each period presented up to the Separation Date.
B.   Reflects the estimated income tax effects of the pro forma adjustments.
C. The financial effects of the Dex Alignment, including interest expense associated with the refinancing of $3.9 billion of Dex Indebtedness by U S WEST and the dilutive effects of the issuance of $850 of U S WEST common stock, are reflected in the U S WEST historical Consolidated Statements of Income since the Separation Date June 12, 1998.
D. Represents historical Communications Group average common shares outstanding, adjusted to reflect the incremental impact of the issuance of approximately 16,341,000 shares (net of the redemption of approximately 305,000 fractional shares) issued on June 15, 1998, in connection with the Dex Alignment.
E. Amounts are before an extraordinary item and the cumulative effect of a change in accounting principle.

Form 10-Q - Part II

 Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

*3(i) Form of Restated Certificate of Incorporation of U S WEST, Inc. (Exhibit 3-A to the Form S-4 Registration Statement No. 333-45765, filed February 6, 1998, as amended).

*3(ii) Bylaws of U S WEST, Inc. (formerly "USW-C, Inc."), effective as of June 12, 1998 (Exhibit 3(ii) to Form 8-K/A dated June 26, 1998, File No. 1-14087).

*4(a) Form of Rights Agreement between U S WEST, Inc. (formerly "USW-C, Inc.") and State Street Bank and Trust Company, as Rights Agent (Exhibit 4-A to the Form S-4 Registration Statement No. 333-45765, filed February 6, 1998, as amended).

*4(b) Form of Indenture among U S WEST Capital Funding, Inc., USW-C (renamed "U S WEST, Inc.") and First National Bank of Chicago, as Trustee, (Exhibit 4-A to Form S-3 Registration Statement No. 333-51907, filed May 6, 1998, as amended).

*10(a) Separation Agreement between U S WEST, Inc. (renamed "MediaOne Group, Inc.") and USW-C, Inc. (renamed "U S WEST, Inc."), dated June 5, 1998 (Exhibit 99.1 to Form 8-K/A dated June 26, 1998, File No. 1-14087).

*10(b) Employee Matters Agreement between U S WEST, Inc. (renamed "MediaOne Group, Inc.") and USW-C, Inc. (renamed "U S WEST, Inc."), dated June 5, 1998 (Exhibit 99.2 to Form 8-K/A dated June 26, 1998, File No. 1-14087).

*10(c) Tax Sharing Agreement between U S WEST, Inc. (renamed "MediaOne Group, Inc.") and USW-C, Inc. (renamed "U S WEST, Inc."), dated June 5, 1998 (Exhibit 99.3 to Form 8-K/A dated June 26, 1998, File No. 1-14087).

*10(d) 364-Day $3.5 Billion Credit Agreement with Morgan Guaranty Trust Company of New York as Administrative Agent (Exhibit 10A to Form 10-Q for the quarter ended March 31, 1998, File No. 1-14087).

*10(e) Five Year $1 Billion Credit Agreement with Morgan Guaranty Trust Company of New York as Administrative Agent (Exhibit 10B to Form 10-Q for the quarter ended March 31, 1998, File No. 1-14087).

10(f)    Change of Control Agreement for the President and Chief Executive
         Officer.

10(g)    Form of Change of Control Agreement for Tier II Executives.

10(h)    Form of Executive Severance Agreement.

*10(i) 1998 U S WEST Stock Plan (Exhibit 10-A to the Form S-4 Registration Statement No. 333-45765, filed February 6, 1998, as amended).

Form 10-Q - Part II

*10(j) U S WEST Long-Term Incentive Plan (Exhibit 10-D to the Form S-4 Registration Statement No. 333-45765, filed February 6, 1998, as amended).

*10(k) U S WEST Executive Short-Term Incentive Plan (Exhibit 10-E to the Form S-4 Registration Statement No. 333-45765, filed February 6, 1998, as amended).

12 Statement regarding computation of earnings to fixed charges ratio of U S WEST, Inc.

27       Financial Data Schedule
-------------------
*        Previously filed.


(b)  Reports on Form 8-K filed during the Second Quarter of 1998

(i) Form 8-K dated May 15, 1998 filing the unaudited pro forma condensed combined financial statements of USW-C, Inc. (renamed "U S WEST, Inc.")

(ii) Form 8-K dated June 2, 1998 concerning a press release issued by U S WEST Communications, Inc. regarding the New Mexico State Commission's order to reduce rates.

(iii) Form 8-K dated June 17, 1998 concerning the Separation of Old U S WEST into two independent companies.

(iv) Form 8-K/A, Amendment No. 1, dated June 26, 1998, amending Form 8-K dated June 17, 1998, concerning the Separation of the Old U S WEST into two independent companies.

(v) Form 8-K dated June 29, 1998 filing various documents in connection with the Note and Debenture offering of U S WEST Capital Funding, Inc. and the Company.

(vi) Form 8-K dated July 15, 1998 concerning a press released reporting certain one-time charges for the second quarter of 1998.

(vii) Form 8-K dated July 28, 1998 concerning the Company's second quarter earnings results.

(viii) Form 8-K/A dated July 29, 1998, amending Form 8-K dated July 28, 1998, concerning the Company's second quarter earnings results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            U S WEST, Inc.


                                     /s/ ALLAN R. SPIES
                            By:___________________________________
                            Allan R. Spies
                            Executive Vice President and Chief Financial Officer

August 12, 1998