Form 10-Q
period 1998-09-30
U S WEST INC /DE/
filed 1998-11-06
CIK 1054522

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

                For the Quarterly Period Ended September 30, 1998

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

                          Telephone Number 303-672-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __

At October 31, 1998, 502,510,651 shares of common stock were outstanding.

================================================================================

                                 U S WEST, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


Item                                                                                                    Page
                                       PART I - FINANCIAL INFORMATION

1.         Financial Statements

                  Consolidated Statements of Income -
                            Three and Nine Months Ended September 30, 1998 and 1997                        3

                  Consolidated Balance Sheets -
                             September 30, 1998 and December 31, 1997                                      4

                  Consolidated Statements of Cash Flows -
                            Nine Months Ended September 30, 1998 and 1997                                  6

                   Notes to Consolidated Financial Statements                                              7

2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                     15


                                        PART II - OTHER INFORMATION

1.         Legal Proceedings                                                                              27

2.         Changes in Securities and Use of Proceeds                                                      27

5.         Other Information                                                                              28

6.         Exhibits and Reports on Form 8-K                                                               33


Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)                     U S WEST, Inc.

------------------------------------------------------- ---------------------------- ----------------------------
                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
Dollars in millions (except per share                            1998          1997          1998           1997
amounts)
------------------------------------------------------- -------------- ------------- ------------- --------------

Operating revenues:
     Local service                                             $1,398        $1,314        $4,117         $3,739
  Interstate access service                                       693           663         2,102          2,028
  Intrastate access service                                       208           208           616            608
  Long-distance network services                                  199           231           595            721
  Directory services                                              315           296           935            879
  Other services                                                  299           248           809            682
                                                        -------------- ------------- ------------- --------------
     Total operating revenues                                   3,112         2,960         9,174          8,657

Operating expenses:
  Employee-related expenses                                     1,104         1,018         3,179          2,915
  Other operating expenses                                        567           539         1,798          1,517
  Taxes other than income taxes                                    84           106           274            320
  Depreciation and amortization                                   558           541         1,625          1,616
                                                        -------------- ------------- ------------- --------------
     Total operating expenses                                   2,313         2,204         6,876          6,368
                                                        -------------- ------------- ------------- --------------

Operating income                                                  799           756         2,298          2,289

Interest expense                                                  172           100           378            304
Gains on sales of rural telephone exchanges                         -            30             -             77
Other expense - net                                                19            12            77             51
                                                        -------------- ------------- ------------- --------------

Income before income taxes and extraordinary
   item                                                           608           674         1,843          2,011
Provision for income taxes                                        229           251           703            752
                                                        -------------- ------------- ------------- --------------
Income before extraordinary item                                  379           423         1,140          1,259
Extraordinary item - early extinguishment
  of debt - net of tax                                              -           (3)             -            (3)
                                                        ============== ============= ============= ==============
NET INCOME                                                       $379          $420        $1,140         $1,256
                                                        ============== ============= ============= ==============

EARNINGS PER SHARE:
     Basic - before extraordinary item                          $0.76         $0.88         $2.32          $2.61
     Extraordinary item                                             -        (0.01)             -         (0.01)
                                                        ============== ============= ============= ==============
     Basic earnings per share                                   $0.76         $0.87         $2.32          $2.60
                                                        ============== ============= ============= ==============

     Diluted - before extraordinary item                        $0.75         $0.87         $2.30          $2.58
     Extraordinary item                                             -        (0.01)             -         (0.01)
                                                        ============== ============= ============= ==============
     Diluted earnings per share                                 $0.75         $0.86         $2.30          $2.57
                                                        ============== ============= ============= ==============

Average shares outstanding (000s):
     Basic                                                    501,807       483,218       491,608        482,374
     Diluted                                                  505,949       491,407       495,718        492,528

PRO FORMA EARNINGS PER SHARE BEFORE
   EXTRAORDINARY ITEM:
     Basic                                                      $0.76         $0.77         $2.13          $2.28
     Diluted                                                     0.75          0.76          2.11           2.25

Pro forma average shares outstanding (000s):
     Basic                                                    501,807       499,559       501,545        498,715
     Diluted                                                  505,949       507,748       505,655        508,869

DIVIDENDS PER SHARE                                            $0.535        $0.535        $1.605         $1.605

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS (Unaudited)                           U S WEST, Inc.

--------------------------------------------------------------------- --------------------- -------------------
                                                                             September 30,        December 31,
Dollars in millions                                                                   1998                1997
--------------------------------------------------------------------- --------------------- -------------------

ASSETS

Current assets:
     Cash and cash equivalents                                                         $22               $  27
     Accounts and notes receivable  - net                                            1,735               1,717
     Inventories and supplies                                                          248                 150
     Deferred directory costs                                                          261                 257
     Deferred tax asset                                                                205                 271
     Prepaid and other                                                                  82                  82
                                                                      --------------------- -------------------

Total current assets                                                                 2,553               2,504

Gross property, plant and equipment                                                 34,840              33,651
Accumulated depreciation                                                            20,342              19,343
                                                                      --------------------- -------------------

Property, plant and equipment - net                                                 14,498              14,308

Other assets                                                                         1,010                 855
                                                                      --------------------- -------------------

Total assets                                                                       $18,061            $ 17,667
                                                                      ===================== ===================















See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS                                       U S WEST, Inc.
(Unaudited), continued
---------------------------------------------------------------------- ------------------- ---------------------
                                                                            September 30,          December 31,
Dollars in millions, except per share amounts                                        1998                  1997
---------------------------------------------------------------------- ------------------- ---------------------

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
     Short-term debt                                                               $1,913                  $497
     Old U S WEST debt                                                                  -                   198
     Accounts payable                                                               1,121                 1,377
     Employee compensation                                                            414                   412
     Dividends payable                                                                269                   259
     Advanced billings and customer deposits                                          362                   336
     Other                                                                          1,179                 1,120
                                                                       ------------------- ---------------------

Total current liabilities                                                           5,258                 4,199

Long-term debt                                                                      7,920                 5,020
Postretirement and other postemployment
     benefit obligations                                                            2,556                 2,534
Deferred income taxes                                                                 822                   791
Deferred credits and other                                                            880                   756

Contingencies

Shareowners' equity
  Preferred shares -$1.00 per share par value,
      200,000,000 shares authorized, none issued
      and outstanding
  Common shares - $0.01 per share par value,  2,000,000,000  shares  authorized,
     502,082,955 and 484,515,415 issued and outstanding at September 30,
     1998, and December 31, 1997, respectively                                        625                     -
  Pre-recapitalization equity                                                           -                 4,367
                                                                       ------------------- ---------------------
Total shareowners' equity                                                             625                 4,367
                                                                       ------------------- ---------------------
Total liabilities and shareowners' equity                                         $18,061              $ 17,667
                                                                       =================== =====================


See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                U S WEST, Inc.

--------------------------------------------------------------------------------------- ------------ ------------
Nine Months Ended September 30,                                                                1998         1997
--------------------------------------------------------------------------------------- ------------ ------------
                                                                                         (Dollars in millions)
OPERATING ACTIVITIES
   Net income                                                                                $1,140       $1,256
   Adjustments to net income:
      Depreciation and amortization                                                           1,625        1,616
      Gains on sales of rural telephone exchanges                                                 -         (77)
      Deferred income taxes and amortization of investment tax credits                          102            7
   Changes in operating assets and liabilities:
      Accounts receivable                                                                      (18)           40
      Inventories, supplies and other current assets                                           (49)         (75)
      Accounts payable and accrued liabilities                                                  116          245
   Other - net                                                                                   34          141
                                                                                         ----------- ------------
   Cash provided by operating activities                                                      2,950        3,153
                                                                                         ----------- ------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                           (1,937)      (1,322)
   Proceeds from (payments on) disposals of property, plant
       and equipment                                                                           (14)           27
   Purchase of PCS licenses                                                                    (18)         (57)
   Proceeds from sales of rural telephone exchanges                                               -           51
   Other                                                                                       (39)            -
                                                                                         ----------- ------------
   Cash used for investing activities                                                       (2,008)      (1,301)
                                                                                         ----------- ------------

FINANCING ACTIVITIES
   Net proceeds from (repayments of) short-term debt                                          1,519        (701)
   Net (repayments of) proceeds from issuance of Old  U S WEST debt                           (198)          303
   Proceeds from issuance of long-term debt                                                   3,066            -
   Repayment of Old U S WEST debt in connection with the
      Dex Alignment                                                                         (3,829)            -
   Repayments of long-term debt                                                               (411)        (412)
   Dividends paid on common stock                                                             (787)        (733)
   Dividends paid to Old U S WEST                                                             (194)        (243)
   Payment to Old U S WEST for debt refinancing costs                                         (140)            -
   Return of capital from Old U S WEST                                                           13            -
   Proceeds from issuance of common stock                                                        60           50
   Purchases of treasury stock                                                                 (46)            -
                                                                                         ----------- ------------
   Cash used for financing activities                                                         (947)      (1,736)
                                                                                         ----------- ------------

CASH AND CASH EQUIVALENTS
   Increase (decrease)                                                                          (5)          116
   Beginning balance                                                                             27           80
                                                                                         ----------- ------------
   Ending balance                                                                               $22         $196
                                                                                         =========== ============

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Three and Nine Months Ended September 30, 1998
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

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

The Consolidated Financial Statements include the consolidated historical results of operations, balance sheets and cash flows of the businesses that comprise the Communications Group and Dex, as if such businesses operated as a separate entity for all periods and as of all dates presented. However, certain of the financial effects of the Separation and the Dex Alignment, including interest expense associated with the refinancing of $3.9 billion of Dex Indebtedness and the dilutive effects of the issuance of $850 of U S WEST common stock, are not reflected in the accompanying Consolidated Statements of Income prior to the Separation Date. These Consolidated Financial Statements should be read in conjunction with the U S WEST, Inc. Unaudited Pro Forma Condensed Combined Statements of Income which have been separately presented under Part II
- Item 5(C) - "Other Information - Pro Forma Financial Information."

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

In connection with the Refinancing and the Dex Alignment, in June 1998 U S WEST Capital Funding, Inc. ("Capital Funding"), a wholly-owned financing subsidiary of U S WEST, issued approximately $4.1 billion in new debt securities, of which approximately $1.0 billion is commercial paper with an average rate of 5.82% and $3.1 billion is long-term debt having the following rates and maturities:


      ---------------------- ------------------------ ------------------------
                                                        Effective Interest
            Term                     Amount                  Rate (%)
      ---------------------- ------------------------ ------------------------
           4 year                     $ 500                   6.31 %
           7 year                       500                   6.41 %
          10 year                       600                   6.55 %
          30 year                     1,500                   6.98 %
      ---------------------- ------------------------ ------------------------

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

The Company and U S WEST Communications, Inc. ("U S WEST Communications"), a wholly-owned subsidiary of the Company that provides telecommunications services, maintain commercial paper programs to finance short-term cash flow requirements as well as to maintain a presence in the short-term debt market. In addition, U S WEST Communications, which conducts its own borrowing activities, is permitted to borrow up to $700 under short-term lines of credit, all of which was available at September 30, 1998. U S WEST is permitted to borrow and has available up to approximately $2.4 billion under lines of credit to meet the combined business needs of its nonregulated subsidiaries at September 30, 1998.

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

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

E.  Earnings Per Share

Certain of the financial effects of the Separation and the Dex Alignment, including interest expense associated with the refinancing of $3.9 billion of Dex Indebtedness by U S WEST and the dilutive effects of the issuance of $850 of U S WEST common stock, are not reflected in the historical Consolidated Statements of Income prior to the Separation Date. As a result, earnings per share for the nine months ended September 30, 1998, and for the three and nine months ended September 30, 1997, are presented on both a pro forma and historical basis.

The following reflects the computation of basic and diluted earnings per share on a historical and pro forma basis. The unaudited pro forma earnings per share amounts for the nine months ended September 30, 1998 and the three and nine months ended September 30, 1997, give effect to the Dex Indebtedness and the issuance of shares in connection with the Dex Alignment as if such transactions had been consummated as of January 1, 1998 and 1997, respectively. For a full presentation of these pro forma adjustments please see Part II Item 5(C) - "Other Information - Pro Forma Financial Information."

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

--------------------------------------------------- ------------------------------       ----------------------------
                                                         Three Months Ended                   Nine Months Ended
                                                            September 30,                         September
                                                                                                     30,
Basic Earnings Per Share (1)                             1998           1997                 1998           1997
--------------------------------------------------- --------------- --------------       -------------- -------------

Reported net income                                           $379            $423              $1,140        $1,259
Pro forma adjustment (2)                                         -            (40)                (72)         (121)
                                                    =============== ===============      ============== =============
Pro forma income                                              $379            $383              $1,068        $1,138
                                                    =============== ===============      ============== =============

Basic average shares (thousands) (3)                       501,807         483,218             491,608       482,374
Pro forma adjustment (4)                                         -         16,341                9,937        16,341
                                                    =============== ==============       ============== =============
Pro forma basic average shares                             501,807        499,559              501,545       498,715
                                                    =============== ==============       ============== =============

Basic earnings per share (1)                                 $0.76          $0.88                $2.32         $2.61
Pro forma basic earnings per share (1)                        0.76           0.77                 2.13          2.28
=================================================== =============== ==============       ============== =============

-------------------------------------------------- ------------------------------- ----- ----------------------------
                                                         Three Months Ended                   Nine Months Ended
                                                           September 30,                          September
                                                                                                     30,
Diluted Earnings Per Share (1)                          1998             1997                1998           1997
-------------------------------------------------- ---------------- --------------- ---- -------------- --------------
Reported net income                                           $379            $423              $1,140         $1,259
Interest on convertible zero coupon
  subordinated notes, net of tax                                 -               2                   -              9
                                                   ---------------- ---------------      -------------- --------------
Income used for diluted earnings per share                     379             425               1,140          1,268
Pro forma adjustment (2)                                         -            (40)                (72)          (121)
                                                   ---------------- ---------------      -------------- --------------
Pro forma income used for diluted earnings
  per  share                                                  $379            $385              $1,068         $1,147
                                                   ================ ===============      ============== ==============

Basic average shares (thousands) (3)                       501,807         483,218             491,608        482,374
Effect of dilutive securities:
   Stock options                                             4,142           2,474               4,110          2,005
   Convertible zero coupon notes                                             5,715                   -          8,149
                                                    --------------- ---------------      -------------- --------------
Diluted average shares                                     505,949         491,407             495,718        492,528
Pro forma adjustment (4)                                         -          16,341               9,937         16,341
                                                    =============== ===============      ============== ==============
Pro forma diluted average shares                           505,949         507,748             505,655        508,869
                                                    =============== ===============      ============== ==============

Diluted earnings per share (1)                               $0.75           $0.87               $2.30          $2.58
Pro forma diluted earnings per share (1)                      0.75            0.76                2.11           2.25
=================================================== =============== ===============      ============== ==============

<F1>
(1)      Before extraordinary item of $3, or $0.01 per share, related to a 1997 early extinguishment of debt.
<F2>
(2)  Reflects  incremental  (after-tax) interest expense associated with the Dex
     Indebtedness from the beginning through the end of each period presented up to the Separation Date.
<F3>
(3)  Historical  average  shares assume a  one-for-one  conversion of historical
     Communications Group common stock outstanding into shares of U S WEST as of the Separation Date.
<F4>
(4)  Reflects  the  issuance  of  approximately  16,341,000  shares  (net of the redemption of approximately  305,000  fractional shares) issued on June 15,
     1998 in connection  with the Dex Alignment as if the shares had been issued at the beginning of each period indicated.

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

U S WEST Communications filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted U S WEST Communications' request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in U S WEST Communications' favor on most of the appealed issues. The OPUC appealed to the Oregon Court of Appeals on March 19, 1998, and the appeal is pending. U S WEST Communications continues to charge interim rates, subject to refund, during the pendency of that appeal. The potential refund exposure, including interest, at September 30, 1998, is not expected to exceed $280.

Utah. The Utah Supreme Court has remanded a Utah Public Service Commission ("UPSC") order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The UPSC's initial order denied a refund request from interexchange carriers ("IXCs") and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at September 30, 1998, is not expected to exceed $170.

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

New Mexico. The New Mexico State Corporation Commission ("NMSCC") issued an order on May 29, 1998, requiring U S WEST Communications to reduce its annual revenues by approximately $22. U S WEST Communications sought a rehearing before the NMSCC which was denied. The NMSCC's order was then removed to the New Mexico Supreme Court for review which effectively stays the order. The potential for retroactive exposure, at September 30, 1998, is remote.

State Regulatory Accruals. U S WEST Communications has accrued $200 at September 30, 1998, which represents its estimated liabilities for all state regulatory proceedings, predominately the items discussed above. It is possible that the ultimate liabilities could exceed the amounts accrued by up to approximately $265. U S WEST Communications will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions, and will adjust estimates as new information becomes available.

In addition to its estimated liabilities for state regulatory proceedings, U S WEST Communications has an accrued liability of approximately $160 at September 30, 1998 related to refunds in the state of Washington. Approximately $80 was refunded to IXCs and independent local exchange carriers during the nine-month period ended September 30, 1998. The remaining liability is expected to be refunded to ratepayers by the first half of 1999, with the majority of the refunds occurring in fourth-quarter 1998.

G.       Shareholder Rights Plan

The U S WEST Board of Directors has adopted a shareholder rights plan which, in the event of a takeover attempt, would entitle existing shareowners to certain preferential rights. The rights expire on June 1, 2008 and are redeemable by the Company at any time prior to the date they would become effective.

H.  New Accounting Standards

On January 1, 1999, the Company will adopt the accounting provisions required by the AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued in March 1998. SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software.

Form 10-Q - Part I

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

Based on information currently available, adoption of the SOP may result in an initial increase in net income in 1999 of approximately $100-$150, or $0.20 - $0.30 per share. Thereafter, in periods after adoption, if software expenditures remain level, earnings will decline until the amortization expense related to the capitalized software equals the software costs expensed prior to the accounting change. The estimated net income impact for 1999 and thereafter may be subject to change as further information becomes available. Please see Part I
- Item II- "Forward-Looking Information."

On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as either assets or liabilities on the balance sheet and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is permitted. The financial statement impacts of the Company's adoption of the new standard are dependent upon the amount and nature of future use of derivative instruments, and their relative changes in valuation over time.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts)

Forward-Looking Information

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

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Results of Operations - Three and Nine Months Ended September 30, 1998 Compared with 1997

Net Income

Following are details of the Company's reported and pro forma net income, and pro forma diluted earnings per share, normalized to exclude the effects of certain nonrecurring and nonoperating items.

---------------------------------- ------------------------- ---------------- - ----------------------- --------------
                                      Three          Months     Increase        Nine Months Ended         Increase
                                   Ended                       (Decrease)            September           (Decrease)
                                            September 30,                       30,
                                         1998        1997       $         %       1998(1)   1997(1)        $        %
----------------------------------- ---------- ----------- ------- ---------    ---------- --------- -------- --------

Reported net income (2)                  $379       $423    $(44)   (10.4)         $1,140    $1,259    $(119)   (9.5)
Pro forma adjustment (3)                    -       (40)       40        -           (72)     (121)        49    40.5
                                    ---------- ----------- ------- --------     ---------- --------- --------- -------
Pro forma income                          379        383      (4)    (1.0)          1,068     1,138      (70)   (6.2)
Adjustments:
   Separation costs                         -          -        -        -             68         -        68       -
   Asset impairment                         -          -        -        -             21         -        21       -
   Gains on sales of rural
     telephone exchanges                    -       (19)       19        -              -      (48)        48       -
                                    ========== ========== ======== ========     ========== ========= ========= =======
Normalized pro forma income              $379       $364      $15      4.1         $1,157    $1,090       $67     6.1
                                    ========== ========== ======== ========     ========== ========= ========= =======


Pro forma diluted average
  shares outstanding (4)                505.9      507.7    (1.8)    (0.4)          505.7     508.9     (3.2)   (0.6)
                                    ========== ========== ======== ========     ========== ========= ========= =======

Pro forma diluted earnings
  Per share (2)                         $0.75      $0.76  $(0.01)    (1.3)          $2.11     $2.25   $(0.14)   (6.2)
Adjustments:
   Separation costs                         -          -        -        -           0.13         -      0.13       -
   Asset impairment                         -          -        -        -           0.04         -      0.04       -
   Gains on sales of rural
     Telephone exchanges                    -     (0.04)     0.04        -              -    (0.10)      0.10       -
                                    ========== ========== ======== ========     ========== ========= ========= =======
Normalized   pro   forma   diluted
earnings per share                      $0.75      $0.72    $0.03      4.2          $2.29     $2.16     $0.13     6.0
=================================== ========== ========== ======== ========     ========== ========= ========= =======
(See "Note E - Earnings Per Share" - to the Consolidated Financial Statements.)

<F1>
(1)      Diluted pro forma earnings per share does not foot due to rounding.
<F2>
(2)      Before extraordinary item of $3, or $0.01 per share, related to a 1997 early extinguishment of debt.
<F3>
(3)  Reflects  incremental  (after-tax) interest expense associated with the Dex
     Indebtedness from the beginning through the end of each period presented up to the Separation Date.
<F4>
(4)  Average shares assume a one-for-one conversion of historical Communications
     Group  common  shares  outstanding  into  shares  of U S  WEST  as  of  the
     Separation  Date,   adjusted  to  reflect  the  issuance  of  approximately
     16,341,000   shares  (net  of  the  redemption  of  approximately   305,000
     fractional  shares)  issued on June 15, 1998,  in  connection  with the Dex
     Alignment as if the shares had been issued at the  beginning of each period indicated.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

U S WEST normalized pro forma income increased by $15, or 4.1 percent, to $379, and by $67, or 6.1 percent, to $1,157, during the three- and nine-month periods ended September 30, 1998, respectively. Normalized pro forma diluted earnings per share increased by $0.03, or 4.2 percent, to $0.75, and by $0.13, or 6.0 percent, to $2.29, during the same periods, respectively. A pension credit adjustment relating to the first half of 1998 contributed $12, or $0.02 per share, to third quarter earnings. The remaining increase in third quarter net income is primarily due to higher demand for services partially offset by interstate access rate reductions and higher operating costs, including increased start-up costs associated with growth initiatives and higher expenses related to interconnection.

Operating Revenues

--------------------------------- ----------------------- ---------------- -- ----------------------- --------------
                                    Three Months Ended        Increase           Nine Months Ended        Increase
                                        September            (Decrease)             September           (Decrease)
                                           30,                                         30,
                                       1998      1997       $        %          1998      1997        $        %
------------------------------------ --------- --------- -------- --------    --------- ---------- -------- --------

Local service                          $1,398    $1,314      $84      6.4       $4,117     $3,739     $378     10.1
Interstate access service                 693       663       30      4.5        2,102      2,028       74      3.6
Intrastate access service                 208       208        -        -          616        608        8      1.3
Long-distance network services            199       231     (32)   (13.9)          595        721    (126)   (17.5)
Other services                            309       257       52     20.2          837        707      130     18.4
                                     --------- --------- -------- --------    --------- ---------- -------- --------
Communications and related
   services                             2,807     2,673      134      5.0        8,267      7,803      464      5.9
Directory services                        315       296       19      6.4          935        879       56      6.4
Intersegment eliminations                (10)       (9)      (1)     11.1         (28)       (25)      (3)     12.0
                                     --------- --------- -------- --------    --------- ---------- -------- --------
Total                                  $3,112    $2,960     $152      5.1       $9,174     $8,657     $517      6.0
==================================== ========= ========= ======== ======== == ========= ========== ======== ========

Communications and Related Services

Local Service Revenues. Local service revenues increased $84, or 6.4 percent, to $1,398, and $378, or 10.1 percent, to $4,117, during the three- and nine-month periods, respectively. Excluding the non-recurring impact of a regulatory charge in last year's second quarter, local services revenues increased by 8.2 percent for the nine-month period. Local service revenues increased primarily as a result of access line growth and increased demand for new products and services, and existing central office features. Total reported access lines increased 579,000, or 3.7 percent, during the past 12 months, of which 243,000 was attributable to second lines. Second line installations increased 19.4 percent. Also contributing to the increase in revenues were the effects of rate increases in various jurisdictions aggregating $14 in the third quarter and $45 for the nine months. Interim compensation revenues from IXCs as a result of Federal Communications Commission ("FCC") payphone orders, which took effect in April 1997, also contributed to revenue growth in the first nine months of the year.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Interstate Access Service Revenues. Interstate access service revenues increased $30, or 4.5 percent, to $693, and $74, or 3.6 percent, to $2,102, during the three- and nine-month periods, respectively. The increases are primarily due to the effects of a change in the classification of universal service fundings, which increased revenues by $23 in the third quarter and $61 in the nine-month period. In 1997 these fundings were offset against interstate access service revenues. Beginning in 1998 these fundings are recorded as access expense within other operating expenses. Excluding the effects of the reclassification, interstate access revenues during third quarter increased $7, or 1.1 percent, and nine-month revenues increased $13, or 0.6 percent. Increased demand for interstate access services, as evidenced by increases of 6.9 percent and 6.8 percent in billed interstate access minutes of use during the three- and nine-month periods, respectively, was largely offset by price reductions.

Intrastate Access Service Revenues. Intrastate access service revenues were unchanged from last year's third quarter and increased by $8, or 1.3 percent, during the nine-months ended September 30. During third quarter, the effects of rate decreases offset increased demand. The increase for the nine months was primarily due to higher demand, including increased demand for private line services, partially offset by net rate reductions. Net rate reductions aggregated $9 and $23 in the three- and nine-month periods, respectively, the majority of which were in the state of Washington. Competitive effects have also adversely impacted intrastate access revenue growth. Intrastate billed access minutes of use increased by 5.0 and 5.8 percent during each respective period.

Long Distance Network Services Revenues. Long-distance network services revenues decreased by $32, or 13.9 percent, in the third quarter and by $126, or 17.5 percent, in the first nine months of 1998. The decreases were primarily due to the effects of competition and rate reductions of $10 in the third quarter and $37 in the first nine months of 1998 in several jurisdictions, most significantly in the state of Washington. Also contributing to the decline in the nine-month period were the implementation of multiple toll carrier plans ("MTCPs") in various jurisdictions in 1997. The MTCPs essentially allow independent telephone companies to act as toll carriers and are net income neutral to the Company, with the reduction in toll revenues largely offset by increased intrastate access service revenues and lower access expense.

Other Services Revenues. Revenues from other services increased by $52, or 20.2 percent, in the third quarter and by $130, or 18.4 percent, in the first nine months of 1998, as a result of greater sales of wireless communications services and inside wire maintenance. Interconnection rent revenues, continued market penetration in voice messaging services and increased sales of other unregulated products and services also contributed to the increase.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Directory Services

Revenues related to directory services increased by $19, or 6.4 percent, and $56, or 6.4 percent in the three- and nine-month periods, respectively. The increases are driven by an average 8.7 percent increase in revenue per local advertiser primarily resulting from price increases of 4.7 percent and an increase in volume and complexity of advertisements sold.

Intersegment Eliminations

Intersegment eliminations consist primarily of sales of customer lists, billing and collection services and other services by U S WEST Communications to Dex at market price. Also included are commercial property management services provided by U S WEST Business Resources, Inc. to Dex.

Costs and Expenses

----------------------------------- ----------------------- --------------- --- ---------------------- ------------
                                      Three Months Ended       Increase           Nine Months Ended     Increase
                                        September 30,         (Decrease)              September        (Decrease)
                                                                                         30,
                                        1998      1997        $        %          1998     1997       $        %
------------------------------------- --------- --------- -------- --------     --------- -------- -------- --------

Employee-related expenses               $1,104    $1,018      $86      8.4       $3,179    $2,915     $264     9.1
Other operating expenses (1)               567       539       28      5.2        1,798     1,517      281     18.5
Taxes other than income taxes               84       106     (22)   (20.8)          274       320     (46)   (14.4)
Depreciation and amortization              558       541       17      3.1        1,625     1,616        9      0.6

Interest expense (as reported)             172       100       72     72.0          378       304       74     24.3
  Pro forma adjustment                       -        65     (65)        -          117       196     (79)   (40.3)
                                      --------- --------- -------- --------     -------- --------- -------- --------
  Interest expense (pro forma)             172       165        7      4.2          495       500      (5)      1.0
Gains on sales of rural telephone
   Exchanges                                 -        30     (30)        -            -        77     (77)        -
Other expense - net                         19        12        7     58.3           77        51       26     51.0
------------------------------------- --------- --------- -------- -------- --- -------- --------- -------- --------

(1) Includes separation expenses of $94 and an asset impairment charge of $35 during second-quarter 1998.

Employee-Related Expenses. Total employee-related expenses increased $86, or 8.4 percent, and $264, or 9.1 percent, during the three-and nine-month periods, respectively. Employee-related expenses include $21 of net costs incurred in conjunction with the 1998 third-quarter work stoppage. These work stoppage costs include incremental travel costs, contract labor costs and employee bonus costs paid to management employees for work performed during the strike. Partially offsetting these additional costs were lower salaries and wages and overtime savings associated with occupational employees not working during the work stoppage.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Excluding these costs, employee-related expenses increased $65, or 6.4 percent, and $243, or 8.3 percent, during the three- and nine-month periods, respectively. The increases were primarily due to higher contract labor costs and increased salaries and wages. The higher contract labor costs were largely a result of systems development work (which includes expenses related to interconnection and year 2000 costs) and marketing and sales efforts. Higher salaries and wages were a result of increases in wages and the number of employees, including the effects of transferring approximately 530 employees from Old U S WEST in connection with the Separation. Prior to the third quarter, costs related to these employee transfers were allocated to the Company by Old U S WEST and included in other operating expenses. Partially offsetting these increases during the three- and nine-month periods were pension credits, which include a third-quarter $20 pension credit adjustment relating to the first half of 1998.

Other Operating Expenses. Excluding nonrecurring charges as described in Note 1 to the above table, other operating expenses increased by $28, or 5.2 percent, and by $152, or 10.0 percent, during the three- and nine-month periods, respectively. The increases are primarily due to increased costs associated with growth initiatives including, wireless handset costs, marketing and advertising costs, and higher interconnection costs. The aforementioned change in classification of universal service funding expenses increased other operating expenses by $23 in the third quarter and $61 in the first half of 1998 as compared to the same periods in 1997. The effects of the transfer of approximately 530 employees from Old U S WEST resulted in a reduction of costs formerly allocated to the Company by Old U S WEST which partially offset the increase in other operating expenses. A 1997 reserve adjustment associated with billing and collection activities performed for IXCs also partially offset the nine-month period increase.

Other operating expenses for the nine-month period include $94 in costs incurred during second quarter that are directly attributable to the Separation. These Separation costs include executive severance, legal and financial advisory fees, securities registration fees, printing and mailing costs, and internal systems and rearrangement costs.

During second quarter of 1998, U S WEST also recorded in other operating expenses a pretax charge of $35 related to the impairment of certain long-lived assets associated with the Company's video operations in Omaha, Nebraska. Recent technological advances have permitted the Company to pursue and use more economical VDSL technology in cable overbuild situations. Because the projected future cash flows were less than the carrying values, an impairment loss was recognized in accordance with SFAS No. 121. (See "Note D Asset Impairment" - to the Consolidated Financial Statements.)

Taxes Other Than Income Taxes. Taxes other than income taxes decreased primarily because of a third quarter property tax settlement in addition to adjustments related to the 1997 property tax accrual.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Interest Expense. The increase in interest expense as reported reflects the impact of the Dex Indebtedness incurred since the Separation Date, partially offset by the effects of lower average debt levels.

Pro forma interest expense reflects the full effects of the Dex Indebtedness as if such indebtedness had occurred at the beginning of each period indicated. On a pro forma basis, the increase in interest expense for the three-month period was primarily a result of higher quarterly average debt levels. The decline in interest expense for the nine-month period was primarily a result of lower average debt levels.

Gains On Sale of Rural Telephone Exchanges. During the nine-month period ended September 30, 1997, the Company sold selected rural telephone exchanges in Minnesota, Iowa, Nebraska, and South Dakota for pretax gains of $77.

Other Expense - Net. Other expense increased primarily due to additional interest expense associated with the Company's state regulatory liabilities.

Provision for Income Taxes

The effective tax rate for the first nine months of 1998 is 38.1 percent as compared to 37.3 percent on a pro forma basis during the first nine months of 1997. The increase in the effective tax rate is primarily due to the impact of certain expenses related to the Separation, which are not deductible for tax purposes, and the effects of lower amortization of investment tax credits. The effective tax rate is expected to approximate 38 percent for the twelve months ended December 31, 1998.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities was $2,950 and $3,153 during the first nine months of 1998 and 1997, respectively. The decrease in operating cash flow primarily reflects a reduction in accounts payable financing, the effect of refunds in regulatory jurisdictions and lower accounts receivable collections. Partially offsetting the decreases were the effects of business growth in both the core communications and directory businesses.

The Company's operating cash flow during fourth-quarter 1998 and the first half of 1999 will be affected by the payment of approximately $160 of rate refunds in the state of Washington. The rate refunds are for revenues that were collected subject to refund (with interest) from May 1, 1996 through January 31, 1998. (See "Note F - Contingencies" - to the Consolidated Financial Statements.)

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

Investing Activities

Total capital expenditures, on a cash basis, were $1,937 during the first nine months of 1998, of which the majority related to access line growth and continued improvement of the telecommunications network. Expenditures associated with entering wireless communications markets and meeting the requirements of the Telecommunications Act of 1996, including interconnection and local number portability, also impacted capital expenditures. In 1998, capital expenditures are expected to approximate $2.9 billion.

During the first nine months of 1998, the Company paid $18 to purchase PCS licenses in connection with its launch of PCS service in various markets.

Financing Activities

Debt Activity

Total debt increased by $4,118 as compared to December 31, 1997, of which approximately $3.9 billion is attributable to the Dex Indebtedness. The Dex Indebtedness was incurred at the Separation Date, with proceeds used to repay Old U S WEST debt, offset by a reduction of shareowners' equity. Debt financing was also the source of funds used for approximately $140 in debt refinancing costs paid to Old U S WEST in addition to certain operating costs related to the Separation. Higher capital expenditures also contributed to the increase in debt.

The nonregulated activities of U S WEST, including Dex, are funded with short-term advances. The net repayments on and proceeds from such short-term advances were $(198) and $303 during the first nine months of 1998 and 1997, respectively. Prior to the Separation Date, these short-term advances were provided by Old U S WEST.

Prior to the Separation, Dex paid dividends to Old U S WEST equal to its net income adjusted for the amortization of intangibles. These dividends totaled $194 and $243 during the first nine months of 1998 and 1997, respectively.

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

With regard to the Network, the Company is working with telecommunications network vendors to obtain compliant releases of hardware and software. The Company is also working on a focused testing approach given the requirement that Network testing must be done over multiple equipment configurations involving a broad spectrum of services. The inventory/assessment and planning phases for the Network are complete and management expects that the testing/certification phases will be completed by December 1998, with implementation completed by July 1999. To facilitate Network testing, the Company participates, along with other major wireline providers of telecommunications services, as a member of the Telco Year 2000 Forum (the "Forum"), an organization that addresses the year 2000 readiness of network elements and network interoperability. The Forum has contracted with Bellcore, a former affiliate engaged in telecommunications industry research, development and maintenance activities, to engage in inter-region interoperability testing. The Company is also participating in the FCC's Network Reliability and Interoperability Council IV working group, which is tasked to evaluate the Year 2000 readiness of the public telecommunications network.

Within IT, the Company has identified the applications that support its critical business processes such as billing and collections, network monitoring, repair and ordering. The inventory/assessment and planning phases for IT are complete and management expects that conversion will be completed by the end of 1998 or shortly thereafter, with testing and implementation continuing through 1999.

Within the Business Units, the Company is generally in the inventory/assessment phase, though some Business Units have completed this phase and are into the planning, conversion and testing/certification phases. Accordingly, a majority of the Business Units have established project plans and associated schedules to accomplish the remaining phases. The objective is to complete any major conversions or upgrades by third-quarter 1999.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

The Company has spent approximately $90 through the third quarter of 1998 on year 2000 projects and activities. The estimated total incremental costs for year 2000 related projects and activities are approximately $200 through 1999, excluding capital expenditures. Additional incremental capital expenditures over the same period will approximate $50-$80. Virtually all expenditures relate to U S WEST Communications and are being funded through operations. Though year 2000 costs will directly impact the reported level of future net income, the Company intends to manage its total cost structure, including deferral of non-critical projects, in an effort to mitigate the impact of year 2000 costs on its historical rate of earnings growth. The estimate stated above may be subject to change.

Management cannot provide assurance that the result of its year 2000 compliance efforts or the cost of such efforts will not differ materially from estimates. Accordingly, year 2000 specific business continuity and contingency plans are being developed to address high risk areas as they are identified. These year 2000 specific contingency plans will conform to detailed Company-wide requirements now being established by the Company's Year 2000 Program Office. These plans will be in place no later than third-quarter 1999. In addition, the Company has in place its standard overall business continuity, contingency and disaster recovery plans (such as diesel generator back-up power supply sources for its Network, Network rerouting capabilities, and computer back-up and recovery procedures) which will be verified, and if required, augmented for specific year 2000 scenarios.

Within Network, the Company is highly dependent on the telecommunications network vendors to provide compliant hardware and software in a timely manner, and on third parties that are assisting the Company in the focused testing of the Network. Because of these dependencies, the Company has developed and implemented a vendor compliance process whereby the Company has obtained written assurances of timely year 2000 compliance from most of its critical vendors (not only for Network, but also for IT and the Business Units). The Company continues to pursue such assurances from the remaining critical vendors. In addition, the Company monitors and actively participates in coordinated Network testing activities, as discussed above, with respect to the Forum and Bellcore. Within IT, the Company is dependent on the development of software by experts, both internal and external, and the availability of critical resources with the requisite skill sets. Because of this dependency, the Company has developed detailed timetables, resource plans and standardized year 2000 testing requirements for all identified critical applications (irrespective of whether these applications are used primarily by IT, the Network or the Business Units). Within the Business Units, the Company is dependent on vendor supplied goods and services, and operability of the Network, critical IT and business unit specific applications. Because of these dependencies, the Company is implementing the same type of vendor compliance process and application planning and testing process at the Business Units, as discussed above with respect to the Network and IT.

Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share amounts), continued

In management's view, the most reasonable worst case scenario for year 2000 failure prospects faced by the Company is that a limited number of important IT and/or Business Unit specific applications may unexpectedly fail. In addition, no assurance can be given that there may not be problems with the Network relating to year 2000. Failure by the Company or by certain of its vendors to remediate year 2000 compliance issues in advance of the year 2000 and to execute appropriate contingency plans in the event that a critical failure is experienced, could result in disruption of the Company's operations, possibly impacting the Network and impairing the Company's ability to bill or collect revenues. However, management believes that its efforts at advance remediation and testing, obtaining written vendor assurances and advance vendor remediation, year 2000 specific contingency planning, and overall business continuity, contingency and disaster recovery planning will be successful, and that the aforementioned "worst case scenario" is unlikely to develop or significantly disrupt the Company's financial operations.

The above discussion regarding year 2000 contains statements that are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its estimates are based on reasonable assumptions, there can be no assurance that actual results will not differ materially from these estimates.

Union Contracts

On October 9, 1998, the Communications Workers of America ("CWA") informed the Company that a majority of its voting members ratified new three-year contracts for U S WEST Communications and U S WEST Business Resources, Inc. employees. The contracts provide for salary increases of 10.9 percent over three years, effective in August of each year, and pension increases totaling 21 percent over three years. The contract also provides employees with a $500 ratification bonus in lieu of additional future wage increases. The agreement covers approximately 33,000 CWA members.

On October 15, 1998, Dex and CWA union members tentatively agreed upon a new three-year contract. The agreement covers approximately 1,900 sales, operations and customers service employees.

Other Items

U S WEST from time to time engages in discussions regarding restructurings, dispositions, acquisitions and other similar transactions. Any such transaction may include, among other things, the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to the financial condition and results of operations of U S WEST. There is no assurance that any such discussions will result in the consummation of any such transaction.

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

(b) On June 29, 1998, Capital Funding issued $3.1 billion of Notes and Debentures which were guaranteed as to principal and interest by U S WEST. The Notes and Debentures were registered with the SEC on Form S-3 on May 6, 1998, as amended, and declared effective on May 22, 1998 (File Nos. 333-51907 and 333-51907-01) (the "Capital Funding Form S-3"). The Notes and Debentures were issued on June 29, 1998 with net proceeds of $3,065,632,000. The underwriting discount was $22,900,000. The remaining difference represents the discounted price to the public. The Company estimates its expenses at $1,270,000 ($1,032,500 of which relates to the SEC filing fee). The net proceeds from the issuance of the Notes and Debentures were used to repay existing commercial paper indebtedness (which was issued in accordance with Section 4(2) of the Securities Act of 1933, as amended). For a listing of the managing underwriters, please refer to the Company's Form 424(b)(2) filed with the SEC on June 26, 1998. Some of those underwriters acted as dealers in the issuance of the commercial paper indebtedness. The Capital Funding Form S-3 has approximately $400 million in remaining debt capacity, all or a portion of which may be issued from time to time for the purposes described therein. U S WEST Communications has approximately $320 million of remaining debt capacity on its Form S-3 registration statement, all or a portion of which may be issued from time to time for the purposes described therein.

Form 10-Q - Part II

Item 5.  Other Information

A.       Advance Notice Bylaw Procedure

The Company's Bylaws have an advance notice procedure for stockholders to bring business before an annual meeting of stockholders. The advance notice procedure requires that a stockholder interested in presenting a proposal for action at an annual meeting of stockholders must deliver a written notice of the proposal, together with certain specified information relating to such stockholder's stock ownership and identity, to the Secretary of the Company at least 90 days before the annual meeting. A copy of the Company's Bylaws was filed as an exhibit to its Form 8-K/A dated June 26, 1998 and is available on the Securities and Exchange Commission's web site at http://www.sec.gov.

Stockholder proposals intended for inclusion in the Company's 1999 Proxy Statement should be sent to the Secretary of the Company at 1801 California Street, Suite 5100, Denver, Colorado 80202, and must be received by December 21, 1998.

B.   Union Contract

On October 9, 1998 the Communications Workers of America informed the Company that a majority of its voting members ratified both of the contracts for U S WEST Communications and U S WEST Business Resources, Inc. employees. Both contracts are effective August 16, 1998 and will continue in effect until August 18, 2001.

C.  Pro Forma Financial Information

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

Form 10-Q - Part II

The following unaudited pro forma condensed combined statements of income of U S WEST for the nine months ended September 30, 1998 and 1997, and years ended December 31, 1997 and 1996, give effect to the refinancing by U S WEST of the Dex Indebtedness and the issuance of shares in connection with the Dex Alignment (the "Separation Adjustments") as if such transactions had been consummated as of the beginning of each period indicated.

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

Form 10-Q - Part II

                                 U S WEST, Inc.
           UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
                 Dollars in millions (except per share amounts)

                                        Nine Months Ended                            Nine Months Ended
                                        September 30, 1998                           September 30, 1997
                              U S WEST      Separation     U S WEST        U S WEST      Separation     U S WEST
                             Historical    Adjustments     Pro forma      Historical    Adjustments     Pro forma


Operating revenues                 $9,174              -        $9,174          $8,657              -        $8,657
Operating expenses                  6,876              -         6,876           6,368              -         6,368


                            ---------------   ------------  ------------   -------------    -----------  ------------
Operating income                    2,298                        2,298           2,289                        2,289
Interest expense                      378        $117(A)           495             304        $196(A)           500
Gains on sales of rural
  telephone exchanges                   -              -             -              77              -            77
Other expense - net                    77              -            77              51              -            51
                                                                                                    -

                            ---------------   ------------  ------------   -------------    -----------  ------------
Income (loss) before
  income taxes(E)                   1,843          (117)         1,726           2,011          (196)         1,815
Provision (benefit) for
  income taxes                        703        (45)(B)           658             752        (75)(B)           677


                            ---------------   ------------  ------------   -------------    -----------  ------------
Income (loss) (E)                  $1,140          $(72)        $1,068          $1,259         $(121)        $1,138



                            ===============   ============  ============   =============    ===========  ============
Basic earnings per
  share(C, E)                       $2.32              -         $2.13           $2.61              -         $2.28
Average basic shares
  outstanding (millions)(D)
                                    491.6            9.9         501.5           482.4           16.3         498.7
Diluted earnings per
  share(C, E)                       $2.30              -         $2.11           $2.58              -         $2.25
Average diluted shares
  outstanding (millions)(D)
                                    495.7            9.9         505.7           492.5           16.3         508.9

Shares may not foot due to rounding
See Notes to Unaudited Pro Forma Condensed Combined Statements of Income.

Form 10-Q - Part II

                                 U S WEST, Inc.
           UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
                 Dollars in millions (except per share amounts)

                                            Year Ended                                   Year Ended
                                         December 31, 1997                           December 31, 1996
                              U S WEST      Separation     U S WEST        U S WEST      Separation     U S WEST
                             Historical    Adjustments     Pro forma      Historical    Adjustments     Pro forma


Operating revenues                $11,479              -       $11,479         $11,168              -       $11,168
Operating expenses                  8,703              -         8,703           8,356              -         8,356

                            ---------------  -------------  ---------------  -----------  --------------  -----------
Operating income                    2,776                        2,776           2,812              -         2,812
Interest expense                      405        $262(A)           667             448        $262(A)           710
Gains on sales of rural
  telephone exchanges                  77              -            77              59              -            59
Gain on sale of investment
  in Bellcore                          53              -            53               -              -             -
Other expense - net                    72              -            72              46              -            46


                            ---------------  -------------  ---------------  -----------  --------------  -----------
Income (loss) before
  income taxes(E)                   2,429          (262)         2,167           2,377          (262)         2,115
Provision (benefit) for
  income taxes                        902       (100)(B)           802             876       (100)(B)           776


                            ---------------  -------------  ---------------  -----------  --------------  -----------
Income (loss)(E)                   $1,527         $(162)        $1,365          $1,501         $(162)        $1,339

                            ===============  =============  ===============  ===========  ==============  ===========
Basic earnings per
  share(C, E)                       $3.16              -         $2.73           $3.14              -         $2.71
Average basic shares
  outstanding (millions)(D)
                                    482.8           16.3         499.1           477.6           16.3         493.9
Diluted earnings per
  share(C, E)                       $3.13              -         $2.71           $3.10              -         $2.68
Average diluted shares
  outstanding (millions)(D)
                                    491.3           16.3         507.6           488.6           16.3         504.9


See Notes to Unaudited Pro Forma Condensed Combined Statements of Income.

Form 10-Q - Part II

                                 U S WEST, Inc.
                 NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED
                              STATEMENTS OF INCOME
                               Dollars in millions

A. Reflects incremental interest expense associated with the Dex Indebtedness from the beginning through the end of each period presented up to the Separation Date.
B.   Reflects the estimated income tax effects of the pro forma adjustments.
C. The financial effects of the Dex Alignment, including interest expense associated with the refinancing of $3.9 billion of Dex Indebtedness by U S WEST and the dilutive effects of the issuance of $850 of U S WEST common stock, are reflected in the U S WEST historical Consolidated Statements of Income since the Separation Date June 12, 1998.
D. Represents historical Communications Group average common shares outstanding, adjusted to reflect the incremental impact of the issuance of approximately 16,341,000 shares (net of the redemption of approximately 305,000 fractional shares) issued on June 15, 1998, in connection with the Dex Alignment.
E. Amounts are before an extraordinary item in 1997 and the cumulative effect of a change in accounting principle in 1996.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

3(i)        Restated Certificate of Incorporation of U S WEST, Inc.

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

*10(d) 364-Day $3.5 Billion Credit Agreement, dated May 8, 1998, with Morgan Guaranty Trust Company of New York as Administrative Agent (Exhibit 10A to Form 10-Q for the quarter ended March 31, 1998, File No. 1-14087).

*10(e) Five-Year $1.0 Billion Credit Agreement, dated May 8, 1998, with Morgan Guaranty Trust Company of New York as Administrative Agent (Exhibit 10B to Form 10-Q for the quarter ended March 31, 1998, File No. 1-14087).

10(e)(1) Amendment No. 1 to Credit Agreements dated as of June 30, 1998 to the 364-Day $3.5 Billion Credit Agreement and the Five-Year $1.0 Billion Credit Agreement, each dated as of May 8, 1998, among
            U S WEST Capital Funding, Inc.; U S WEST, Inc.; the Banks listed on the signature pages thereto and Morgan Guaranty Trust Company of New York.

Form 10-Q - Part II

*10(f) Change of Control Agreement for the President and Chief Executive Officer (Exhibit 10(f) to Form 10-Q for the quarter ended June 30, 1998, File No. 1-14087).

*10(g) Form of Change of Control Agreement for Tier II Executives (Exhibit 10(g) to Form 10-Q for the quarter ended June 30, 1998, File No. 1-14087).

*10(h) Form of Executive Severance Agreement (Exhibit 10(g) to Form 10-Q for the quarter ended June 30, 1998, File No. 1-14087).

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

10(l)       U S WEST 1998 Broad Based Stock Option Plan dated June 12, 1998.

10(m) U S WEST Deferred Compensation Plan, amended and restated effective as of June 12, 1998.

10(n)       U S WEST 1998 Stock Plan, as amended June 22, 1998.

12 Statement regarding computation of earnings to fixed charges ratio of U S WEST, Inc.

27          Financial Data Schedule
-------------------
*        Previously filed.


(b)  Reports on Form 8-K filed during the Third Quarter of 1998

     (i) Form 8-K dated July 15, 1998 concerning a press released reporting certain one-time charges for the second quarter of 1998.

     (ii) Form 8-K dated July 28, 1998 concerning the Company's second quarter results of operations.

Form 10-Q - Part II

     (iii Form 8-K/A dated July 29, 1998, amending Form 8-K dated July 28, 1998, concerning the Company's second quarter earnings results.

     (iv) Form 8-K dated August 16, 1998 concerning a press release announcing the work stoppage commenced by clerical and technical employees represented by the Communications Workers of America.

     (v) Form 8-K dated August 31, 1998 concerning a press release announcing a tentative agreement reached on the Labor Contract between the Company and the Communications Workers of America.

     (vi) Form 8-K dated October 21, 1998 concerning the Company's third quarter results of operations.

     (vii) Form 8-K dated October 27, 1998 reiterating the Company's earnings projections.

     (viii) Form 8-K dated November 2, 1998 concerning a press release announcing the naming of a new member to the Company's board of directors.

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

November 6, 1998