Form 10-K
period 1998-12-31
U S WEST INC /DE/
filed 1999-02-11
CIK 1054522

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                        OR

  / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM               TO

                          COMMISSION FILE NO. 1-14087

                                 U S WEST, INC.
                            (FORMERLY "USW-C, INC.")

           A DELAWARE CORPORATION                      84-0953188
  ----------------------------------------  ---------------------------------
        (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)             Identification No.)

                 1801 CALIFORNIA STREET, DENVER, COLORADO 80202
                        TELEPHONE NUMBER (303) 672-2700
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                   NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS              WHICH REGISTERED
-------------------------------  -----------------------------
U S WEST Common Stock            New York Stock Exchange
($0.01 per share, par value)     Pacific Stock Exchange

                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

    At January 29, 1999, 503,189,703 shares of U S WEST common stock were outstanding. At January 29, 1999, the aggregate market value of the U S WEST voting stock held by non-affiliates was approximately $28,849,960,218.

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ___

                      DOCUMENTS INCORPORATED BY REFERENCE.

    Portions of the Registrant's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders scheduled to be held on May 11, 1999 are incorporated by reference into Parts II and III.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  ITEM                                DESCRIPTION                                    PAGE
  ------------------------------------------------------------------------------     -----

                                            PART I
    1. Business..................................................................          2
    2. Properties................................................................          4
    3. Legal Proceedings.........................................................          4
    4. Submission of Matters to a Vote of Security Holders.......................          5

                                            PART II

    5. Market for Registrant's Common Equity and Related Stockholder Matters.....          6
    6. Selected Financial Data...................................................          6
    7. Management's Discussion and Analysis of Financial Condition and Results of
        Operations..............................................................           6
   7A. Quantitative and Qualitative Disclosures about Market Risk................          6
    8. Consolidated Financial Statements and Supplementary Data..................          6
    9. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure..............................................................           6

                                           PART III

   10. Directors and Executive Officers of the Registrant........................          6
   11. Executive Compensation....................................................          7
   12. Security Ownership of Certain Beneficial Owners and Management............          7
   13. Certain Relationships and Related Transactions............................          7

                                            PART IV

   14. Financial Statement Schedules, Reports on Form 8-K and Exhibits...........          7

                                 U S WEST, INC.
                                   FORM 10-K
               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Some of the information presented in this Annual Report on Form 10-K or incorporated by reference constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although U S WEST, Inc. ("U S WEST" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations include:

    - greater than anticipated competition from new entrants into the local exchange, intraLATA (local access transport area) toll, wireless, data and directories markets, causing loss of customers and increased price competition;

    - changes in demand for our products and services, including optional custom calling features;

    - higher than anticipated employee levels, capital expenditures and operating expenses (such as costs associated with interconnection and Year 2000 remediation);

    - the loss of significant customers;

    - pending and future state and federal regulatory changes affecting the telecommunications industry, including changes that could have an impact on the competitive environment in the local exchange market;

    - a change in economic conditions in the various markets served by our operations;

    - higher than anticipated start-up costs associated with new business opportunities;

    - delays in our ability to begin offering interLATA long-distance services;

    - consumer acceptance of broadband services, including telephony, data, video and wireless services; and

    - delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

    These cautionary statements should not be construed by you as an exhaustive list or as any admission by us regarding the adequacy of disclosures made by us. We cannot always predict or determine after the fact what factors would cause actual results to differ materially from those indicated by our forward-looking statements or other statements. In addition, you are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "objectives," "anticipates," "intends," or the like to be uncertain and forward-looking. All cautionary statements should be read as being applicable to all forward-looking statements wherever they appear.

    We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed herein might not occur.

                                     PART I

ITEM 1. BUSINESS
  GENERAL

    We are incorporated under the laws of the State of Delaware and have our principal executive offices at 1801 California Street, Denver, Colorado 80202, telephone number (303) 672-2700. We are a diversified communications company providing services principally to customers in a 14-state mountain and western region of the United States, which is comprised of the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming (collectively referred to as the "Region" or "U S WEST Region"). Our services include telecommunications and related services, wireless services, high-speed data and Internet services and directory services. The largest component of our company is U S WEST Communications, Inc. ("U S WEST Communications"), a wholly-owned subsidiary, which provides communications services to more than 25 million residential and business customers in our Region.

    U S WEST Communications serves approximately 75% of our Region's population. We and our subsidiaries had 54,483 employees at December 31, 1998. We have one class of common stock, par value $.01 per share.

RECENT DEVELOPMENTS

    On October 25, 1997, the Board of Directors of our former parent company (herein referred to as "Old U S WEST"), adopted a proposal to separate Old U S WEST into two independent companies (the "Separation"). Old U S WEST conducted its businesses through two groups: (i) the U S WEST Communications Group (the "Communications Group"), which included the communications businesses of Old U S WEST, and (ii) the U S WEST Media Group (the "Media Group"), which included the multimedia and directory businesses of Old U S WEST. On June 4, 1998, stockholders of Old U S WEST voted in favor of the Separation, which became effective June 12, 1998 (the "Separation Date"). As part of the Separation, Old U S WEST contributed to us the businesses of the Communications Group and the domestic directories business of Media Group known as U S WEST Dex, Inc. ("Dex"). The alignment of Dex with our Company is referred to in this document as the "Dex Alignment." Old U S WEST has continued as an independent public company comprised of the businesses of Media Group, other than Dex, and has been renamed MediaOne Group, Inc. ("MediaOne").

    The Separation was implemented under the terms of a separation agreement (the "Separation Agreement") between us and MediaOne. In connection with the Dex
Alignment: (i) Old U S WEST distributed, as a dividend to holders of Media Group common stock, approximately 16,341,000 shares of our common stock (net of the redemption of approximately 305,000 fractional shares) with an aggregate value of $850 million (the "Dex Dividend") and (ii) we refinanced $3.9 billion of Old U S WEST debt, formerly allocated to Media Group, (the "Dex Indebtedness").

OPERATIONS

    We are organized on the basis of our products and services and operate in two segments: communications and related services and directory services.

COMMUNICATIONS AND RELATED SERVICES

    The principal types of communications services we offer are: (i) local exchange telephone services, (ii) exchange access services (which connect customers to facilities of carriers, including long-distance providers and wireless operators), (iii) long-distance network services within local access and transport areas ("LATAs") in the Region, (iv) wireless services and (v) high-speed data and Internet services.

    LOCAL EXCHANGE. Local exchange telephone services provide lines from telephone exchange offices to customers' premises to originate and terminate telecommunications services within our local exchange service territories as defined by the state public utilities commissions. These services include basic local exchange services provided through our regular switched network, dedicated private line facilities for voice and special services, such as transport of data, radio and video, switching services for customers' internal communications through facilities owned by us, data transport services that include managing and configuring special service networks and dedicated low-and high-capacity public or private digital networks. Other local exchange revenue is derived from directory assistance, public telephone service and various custom calling features such as Caller ID, Call Waiting, Call Return and 3-Way Calling.

    EXCHANGE ACCESS. We provide exchange access services by connecting the equipment and facilities of our customers with the communications networks of interexchange carriers and other local exchange carriers, including competitive local exchange carriers. These connections are provided by linking these carriers and customers through our public switched network or through our dedicated private lines.

    INTRALATA LONG-DISTANCE. We provide intraLATA long-distance services within our Region. These services include intraLATA service beyond the local calling area, Wide Area Telecommunications Service or "800" services for customers with highly concentrated demand, and special services, such as transport of data, radio and video. We intend to begin offering interLATA long-distance services in our Region pursuant to the Telecommunications Act of 1996 (the "Telecommunications Act" or the "Act") through the successful completion of regulatory proceedings. We currently offer limited out-of-region long-distance services.

    We also provide other products and services, such as customer premises equipment and enhanced services, including voice mail to residents, business customers and governmental agencies.

    WIRELESS SERVICES. We hold 10 MHz licenses to provide personal communications services ("PCS") in 53 markets in our Region. These licenses, which cover approximately 20 million POPs (I.E., potential customers), were purchased in a Federal Communications Commission ("FCC") auction held in January 1997. In December 1997, we purchased additional licenses for a majority of the Seattle market, which cover an additional 4 million POPs. Using these licenses, we are constructing networks utilizing digital code division multiple access technology. We launched wireless PCS services in Denver, Fort Collins, Greeley and Colorado Springs, Colorado; Portland and Salem, Oregon; and Vancouver, Washington in 1997 and in Phoenix and Tucson, Arizona; Minneapolis, St. Cloud, St. Paul and Rochester, Minnesota; and Seattle, Olympia and Bremerton, Washington in 1998 covering approximately 13 million POPs. These wireless services, which are being marketed under the "U S WEST Advanced PCS" brand, enable customers to use the same number for their wireless phone as for their home or business phone.

    HIGH-SPEED DATA AND INTERNET SERVICES. We offer high-speed data and Internet services to customers inside and outside our Region. Through U S WEST !INTERPRISE, our data division, and U S WEST !INTERPRISE America, Inc., one of our subsidiaries, we provide high-speed data communications and network services, including frame relay service, Transparent LAN service, ATM Cell Relay Service, network integration solutions and other data-related services to business customers. In 1997 and 1998, we introduced U S WEST Megabit Services, a high-speed Internet access service, and U S WEST.net, a standard Internet access service, in select markets and expect to launch these services in additional markets in 1999. For factors which could cause actual results to differ from expectations, you should read "Special Note Regarding Forward-Looking Statements" on page 1.

    At December 31, 1998, U S WEST Communications had over 16.5 million telephone network access lines in service, an increase of 3.5% over 1997. On January 15, 1999, we announced that U S WEST Communications plans to sell approximately 500,000 access lines over the next 12-18 months. For the year ended December 31, 1998, local exchange service, exchange access service and high-speed data and Internet access services accounted for 43%, 21% and 10%, respectively, of U S WEST's total revenue.

IntraLATA long-distance service and wireless services each accounted for less than 10% of total 1998 revenues. For financial information about segments of our business, you should read Note 12 to the consolidated financial statements, on pages F-25 through F-27.

DIRECTORY SERVICES

    Through Dex, we publish approximately 270 White and Yellow Pages directories in our Region. Dex's business scope includes all facets of directory-related publishing services such as market identification, analysis and planning, advertising and sales, customer service, directory design, printing and distribution, billing and collection, and product service promotion. Dex's customers include businesses that purchase advertising in its directories and other related products, and consumers who use directories and other advertising and information services. Dex also provides directory publishing services to other telephone companies on a contract basis and electronic directory services. Dex is expanding its directories business onto the Internet by marketing innovative and interactive listings and advertising, primarily through existing sales channels throughout our Region. Our revenue from the directory services business accounted for 10% of 1998 revenues.

COMPETITION

    We face increasing competition from a variety of sources, including other local service providers, long-distance service providers, cable TV companies, wireless service providers, Internet service providers and other entrants from closely related industries. For a discussion of competition, you should read the section entitled "Competition" under Management's Discussion and Analysis of Financial Condition and
Results of Operations on page 22.

REGULATION

    U S WEST Communications is subject to varying degrees of regulation by state commissions with respect to intrastate rates and services and access charge tariffs. We are also subject to the jurisdiction of the FCC with respect to interstate access tariffs (that specify the charges for the origination and termination of interstate communications) and other matters.

    U S WEST Communications is currently working with regulators to gain approval of various initiatives, including efforts to rebalance prices, achieve accelerated capital recovery and eliminate subsidies.

    State and local regulatory authorities may also regulate certain terms and conditions of the offering of wireless services, such as the siting and construction of transmitter towers, antennas and equipment shelters and zoning and building permit approvals. For a further discussion, you should read the section entitled "Regulation" under Management's Discussion and Analysis of Financial Condition and Results of Operations on page 23.

ITEM 2. PROPERTIES

    Our properties do not lend themselves to description by character and location of principal units. At December 31, 1998, the majority of our property was utilized by U S WEST Communications in providing telecommunications services. Substantially all of U S WEST Communications' central office equipment is located in owned buildings situated on land owned in fee, while many garages and administrative and business offices are leased.

ITEM 3. LEGAL PROCEEDINGS

    Our Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. At U S WEST Communications, there are pending certain regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. For a discussion of these actions, you should read Note 14 to the consolidated financial statements on pages F-27 through F-28.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                      EXECUTIVE OFFICERS OF U S WEST, INC.

    In accordance with General Instruction G(3) for this Form 10-K, the following information is included as an additional item in Part I:

                                                                                                      DATE ASSUMED
                                                                                                         PRESENT
NAME                                                   POSITION                             AGE         POSITION
------------------------------  ------------------------------------------------------      ---      ---------------
Solomon D. Trujillo...........  President and Chief Executive Officer                           47           1998(1)
Betsy J. Bernard..............  Executive Vice President - Retail Markets                       43           1998(2)
Janet K. Cooper...............  Vice President and Treasurer                                    45           1998(3)
John A. Kelley, Jr............  President of Wholesale - U S WEST Communications, Inc.          49           1998(4)
Oscar X. Munoz................  Vice President and Controller                                   40           1998(5)
Mark D. Roellig...............  Executive Vice President - Public Policy, Human                 43           1998(6)
                                 Resources & Law, General Counsel and Secretary
James A. Smith................  Executive Vice President and President of U S WEST              46           1998(7)
                                 Dex, Inc.
Allan R. Spies................  Executive Vice President and Chief Financial Officer            50           1998(8)
Gregory M. Winn...............  Executive Vice President - Operations and Technology            49           1998(9)

------------------------------

(1) As part of the Separation, Mr. Trujillo became the President and Chief Executive Officer of U S WEST, Inc. Previously, Mr. Trujillo was President and Chief Executive Officer of U S WEST Communications Group effective July 1, 1995, and Executive Vice President of Old U S WEST effective October 6, 1995. Mr. Trujillo was also previously President and Chief Executive Officer of U S WEST Dex, Inc.

(2) Ms. Bernard became Executive Vice President - Retail Markets of U S WEST, Inc. in July 1998. Before joining U S WEST, Ms. Bernard was head of AVIRNES, an advanced international telecommunications services company. Prior to that, Ms. Bernard was President and CEO of Pacific Bell Communications, the long-distance subsidiary of Pacific Telesis Group. Before joining PacBell, she worked for AT&T for eighteen years in a number of positions. Ms. Bernard serves on the board of directors of Mile High United Way.

(3) As part of the Separation, Ms. Cooper became Vice President and Treasurer of U S WEST, Inc. She has been the Vice President and Treasurer of U S WEST Communications, Inc. since May of 1998. Before joining U S WEST, Ms. Cooper was Vice President of Treasury and Tax Business of The Quaker Oats Company from 1992 to 1998. Ms. Cooper joined The Quaker Oats Company in 1978 and held various financial and managerial positions.

(4) Mr. Kelley became President of Wholesale - U S WEST Communications, Inc. in April 1998. Prior to his current assignment, Mr. Kelley was Vice President - Large Business and Government Accounts and President - Federal Services of U S WEST Communications, Inc. since 1995. Prior to joining U S WEST, Mr. Kelley was Area President for Mead Corporation's Zellerbach Southwest businesses and Vice President and General Manager for Zellerbach's Industrial Business Unit.

(5) As part of the Separation, Mr. Munoz became Vice President and Controller of U S WEST, Inc. He served as Vice President and Controller of U S WEST Communications Group from 1997 until the Separation. Mr. Munoz previously served as a Vice President at Coca-Cola Enterprises, Inc., where for ten years he held a number of financial positions and was instrumental in reorganizing the firm's financial network.

(6) As part of the Separation, Mr. Roellig became Executive Vice President - Public Policy, Human Resources and Law, General Counsel and Secretary of U S WEST, Inc. Previously, Mr. Roellig was Vice President - Public Policy and Regulatory Law of

    U S WEST Communications Group from 1997 until the Separation. Mr. Roellig had served as a Vice President of Old U S WEST since 1994 and has held a variety of positions in the Law Department of Old U S WEST since 1983.

(7) As part of the Separation, Mr. Smith became Executive Vice President of U S WEST, Inc. He has served as President and Chief Executive Officer of U S WEST Dex, Inc. since 1997. Mr. Smith had been a Vice President of Old U S WEST since 1987 and has held a variety of operational, marketing and management positions with Old U S WEST and its predecessors for 20 years. Mr. Smith serves on the boards of the U S WEST Foundation, the Public Education Network, The Children's Hospital and The Wigwam Club, Inc.

(8) As part of the Separation, Mr. Spies became Executive Vice President and Chief Financial Officer of U S WEST, Inc. Previously, Mr. Spies was Vice President and Chief Financial Officer of U S WEST Communications Group since 1997. Mr. Spies had been a Vice President of Old U S WEST since 1995 and has held a variety of finance and management positions with Old U S WEST and its predecessors for over 28 years.

(9) Mr. Winn became Executive Vice President - Operations and Technology in July of 1998. Mr. Winn served as Executive Vice President - Retail Markets for U S WEST Communications Group from 1997 to 1998 and for U S WEST from the Separation date until July of 1998. Mr. Winn had been a Vice President of Old U S WEST since 1994 and has held a variety of marketing and sales positions with Old U S WEST and its predecessors for 28 years.

    Executive Officers are not elected for a fixed term of office, but serve at the discretion of the Board of Directors.

    Except for Ms. Bernard, Ms. Cooper, Mr. Kelley and Mr. Munoz, each of the above executive officers has held a managerial position with Old U S WEST or an affiliate of Old U S WEST since 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this item can be found at Note 15 to the consolidated financial statements on page F-30. The U. S. markets for trading in U S WEST common stock are the New York Stock Exchange and the Pacific Stock Exchange. As of January 29, 1999, our common stock was held by approximately 616,000 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

    For a discussion of the information required by this item, you should refer to pages 11 and 12.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For a discussion of the information required by this item, you should refer to pages 12 through 29.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a discussion of the information required by this item, you should refer to page 22.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    For a discussion of the information required by this item, you should refer to pages F-1 through F-30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    We have nothing to report to you under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For a discussion of our executive officers, you should refer back to Part I, page 5, Item 4 under the caption "Executive Officers of U S WEST, Inc."

    For a discussion of our Directors, you should refer to our definitive Proxy Statement ("Proxy Statement") under "Election of Directors," which we incorporate by reference into this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    For a discussion of the information required by this item, you should refer to our Proxy Statement under "Compensation of Executive Officers" and "Director Compensation," which we incorporate by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For a discussion of the information required by this item, you should refer to our Proxy Statement under "Security Ownership of Management," which we incorporate by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For a discussion of the information required under this item, you should refer to Note 13 of the consolidated financial statements on page F-27, which we incorporate by reference into this Form 10-K.

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

(a) Documents filed as part of this report:

                                                                                                 PAGE
                                                                                          -------------------
(1)        Report of Independent Public Accountants.....................................          F-1
(2)        Consolidated Financial Statements:
           Consolidated Statements of Income for the years ended
           December 31, 1998, 1997 and 1996.............................................      F-2 and F-3
           Consolidated Balance Sheets as of December 31, 1998 and 1997.................          F-4
           Consolidated Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996.............................................          F-5
           Notes to Consolidated Financial Statements and Supplementary Data............   F-6 through F-30
(3)        Consolidated Financial Statement Schedule:
           Report of Independent Public Accountants.....................................         F-31
           Schedule II--Valuation and Qualifying Accounts...............................         F-32

Financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

(b) Reports on Form 8-K:

        U S WEST filed the following reports on Form 8-K during the fourth quarter of 1998 and through the filing of this Form 10-K:

    (i) report dated October 21, 1998 providing notification of the release of third quarter earnings of U S WEST.

    (ii) report dated October 27, 1998 providing notification of a press release entitled "U S WEST Reiterates Earnings Projections."

   (iii) report dated November 2, 1998 providing notification of a press release entitled "UNC President Hank Brown Named to U S WEST Board of Directors."

    (iv) report dated November 18, 1998 providing notification of U S WEST Capital Funding, Inc. and U S WEST, Inc. closing of $400 million debenture offering.

    (v) report dated January 12, 1999 providing notification of a press release entitled "Jerry O. Williams Retires from U S WEST Board of Directors."

    (vi) report dated January 15, 1999 providing notification of a press release entitled "U S WEST To Sell 500,000 Access Lines."

   (vii) report dated January 22, 1999 providing notification of the release of fourth quarter earnings of U S WEST.

(c) Exhibits:

    Exhibits identified in parentheses below are on file with the Securities and Exchange Commission ("SEC") and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

 EXHIBIT
  NUMBER
----------
  (3-A)     --Restated Certificate of Incorporation of U S WEST, Inc. (Exhibit 3(i) to Form 10-Q for the
              quarter ended September 30, 1998, File No. 1-14087).

  (3-B)     --Bylaws of U S WEST, Inc. (formerly "USW-C, Inc."), effective as of June 12, 1998 (Exhibit
              3(ii) to Form 8-K/A dated June 26, 1998, File No. 1-14087).

  (4-A)     --Form of Rights Agreement between U S WEST, Inc. (formerly "USW-C, Inc.") and State Street Bank and Trust Company, as Rights Agent (Exhibit 4-A to the Form S-4 Registration Statement No.
              333-45765, filed February 6, 1998, as amended).

  (4-B)     --Form of Indenture among U S WEST Capital Funding, Inc., USW-C (renamed "U S WEST, Inc.") and
              First National Bank of Chicago, as Trustee (Exhibit 4-A to Form S-3 Registration Statement No.
              333-51907, filed May 6, 1998, as amended).

  (10-A)    --Separation Agreement between U S WEST, Inc. (renamed "MediaOne Group, Inc.") and USW-C, Inc.
              (renamed "U S WEST, Inc."), dated June 5, 1998 (Exhibit 99.1 to Form 8-K/A dated June 26,
              1998, File No. 1-14087).

  (10-B)    --Employee Matters Agreement between U S WEST, Inc. (renamed "MediaOne Group, Inc.") and USW-C,
              Inc. (renamed "U S WEST, Inc."), dated June 5, 1998 (Exhibit 99.2 to Form 8-K/A dated June 26,
              1998, File No. 1-14087).

  (10-C)    --Tax Sharing Agreement between U S WEST, Inc. (renamed "MediaOne Group, Inc.") and USW-C, Inc.
              (renamed "U S WEST, Inc."), dated June 5, 1998 (Exhibit 99.3 to Form 8-K/A dated June 26,
              1998, File No. 1-14087).

  (10-D)    --364-Day $3.5 Billion Credit Agreement, dated May 8, 1998, with Morgan Guaranty Trust Company of New York, as Administrative Agent (Exhibit 10A to Form 10-Q for the quarter ended March 31,
              1998, File No. 1-14087).

  (10-E)    --Five-Year $1.0 Billion Credit Agreement, dated May 8, 1998, with Morgan Guaranty Trust Company of New York, as Administrative Agent (Exhibit 10B to Form 10-Q for the quarter ended March 31,
              1998, File No. 1-14087).

 (10-E-1)   --Amendment No. 1 to Credit Agreements dated as of June 30, 1998 to the 364-Day $3.5 Billion
              Credit Agreement and the Five-Year $1.0 Billion Credit Agreement, each dated as of May 8,
              1998, among U S WEST Capital Funding, Inc., U S WEST, Inc., the Banks listed on the signature pages thereto and Morgan Guaranty Trust Company of New York (Exhibit 10(e)(1) to Form 10-Q for
              the quarter ended September 30, 1998, File No. 1-14087).

  (10-F)    --Change of Control Agreement for the President and Chief Executive Officer (Exhibit 10(f) to
              Form 10-Q for the quarter ended June 30, 1998, File No. 1-14087).

 EXHIBIT
  NUMBER
----------
  (10-G)    --Form of Change of Control Agreement for Tier II Executives (Exhibit 10(g) to Form 10-Q for the
              quarter ended June 30, 1998, File No. 1-14087).

  (10-H)    --Form of Executive Severance Agreement (Exhibit 10(h) to Form 10-Q for the quarter ended June
              30, 1998, File No. 1-14087).

  (10-I)    --1998 U S WEST Stock Plan (Exhibit 10-A to the Form S-4 Registration Statement No. 333-45765,
              filed February 6, 1998, as amended).

  (10-J)    --U S WEST Long-Term Incentive Plan (Exhibit 10-D to the Form S-4 Registration Statement No.
              333-45765, filed February 6, 1998, as amended).

  (10-K)    --U S WEST Executive Short-Term Incentive Plan (Exhibit 10-E to the Form S-4 Registration
              Statement No. 333-45765, filed February 6, 1998, as amended).

  (10-L)    --U S WEST 1998 Broad Based Stock Option Plan dated June 12, 1998 (Exhibit 10(l) to Form 10-Q for the quarter ended September 30, 1998, File No. 1-14087).

  (10-M)    --U S WEST Deferred Compensation Plan, amended and restated effective as of June 12, 1998
              (Exhibit 10(m) to Form 10-Q for the quarter ended September 30, 1998, File No. 1-14087).

  (10-N)    --U S WEST 1998 Stock Plan, as amended June 22, 1998 (Exhibit 10(n) to Form 10-Q for the quarter ended September 30, 1998, File No. 1-14087).

  (10-O)    --Shareowner Investment Plan dated June 12, 1998 (Form S-3 Registration Statement No. 333-52781,
              filed May 15, 1998).

   10-P     --Amendment to the Separation Agreement, dated June 5, 1998 between U S WEST, Inc. (renamed
              "MediaOne Group, Inc.") and USW-C, Inc. (renamed "U S WEST, Inc."), dated June 12, 1998.

    12      --Computation of Ratio of Earnings to Fixed Charges of U S WEST, Inc.

    21      --Subsidiaries of U S WEST, Inc.

    23      --Consent of Independent Public Accountants.

    24      --Powers of Attorney.

    27      --Financial Data Schedule.

    99      --Annual Report on Form 11-K for the U S WEST Savings Plan/ESOP for the year ended December 31,
              1998, to be filed by amendment.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 10, 1999.

                                U S WEST, Inc.

                                By:              /s/ ALLAN R. SPIES
                                     -----------------------------------------
                                                   Allan R. Spies
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER

/s/ Solomon D. Trujillo         President and Chief
                                  Executive Officer

PRINCIPAL FINANCIAL OFFICER:

/s/ Allan R. Spies              Executive Vice President
                                  and Chief Financial
                                  Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Oscar X. Munoz              Vice President and
                                  Controller

DIRECTORS:

/s/ Richard D. McCormick        Chairman of the Board

/s/ Linda G. Alvarado

/s/ Craig R. Barrett

/s/ The Honorable Hank Brown

/s/ Jerry J. Colangelo

/s/ George J. Harad

/s/ Peter S. Hellman

/s/ Allen F. Jacobson

/s/ Marilyn Carlson Nelson

/s/ Frank Popoff

/s/ Solomon D. Trujillo

Dated February 10, 1999

ITEM 6. SELECTED FINANCIAL DATA.

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
                                                             DOLLARS IN MILLIONS (EXCEPT PER SHARE AMOUNTS)
Operating revenues...................................  $   12,378  $   11,479  $   11,168  $   10,508  $   10,132
Operating expenses...................................       9,329       8,703       8,356       7,931       7,616
Operating income.....................................       3,049       2,776       2,812       2,577       2,516
Income before extraordinary item and cumulative
  effect of change in accounting principle(1)........       1,508       1,527       1,501       1,431       1,403
Net income(2)........................................       1,508       1,524       1,535       1,423       1,403

Pro forma income(3)..................................       1,436       1,365       1,339      *           *
Historical earnings per share:(1,2,4)
    Basic............................................        3.05        3.16        3.21        3.02        3.09
    Diluted..........................................        3.02        3.12        3.17        2.98        3.03
Average common shares outstanding (thousands):
    Basic............................................     494,395     482,751     477,549     470,716     453,316
    Diluted..........................................     498,798     491,232     488,591     481,933     463,801
Pro forma earnings per share:(3)
    Basic............................................  $     2.86  $     2.73  $     2.71      *           *
    Diluted..........................................        2.84        2.71        2.68      *           *
Pro forma average common shares outstanding
  (thousands):
    Basic............................................     501,827     499,092     493,890      *           *
    Diluted..........................................     506,230     507,573     504,932      *           *
Dividends per common share...........................  $     2.14  $     2.14  $     2.14  $     2.14  $     2.14
Total assets.........................................      18,407      17,667      17,279      16,960      16,317
Total debt(5)........................................       9,919       5,715       6,545       6,782       6,147
Debt to total capital ratio..........................        92.9%       56.7%       61.6%       65.0%       64.7%
Capital expenditures.................................  $    2,905  $    2,672  $    2,831  $    2,770  $    2,513
Telephone network access lines in service
  (thousands)........................................      16,601      16,033      15,424      14,795      14,299
Billed access minutes of use (millions):
  Interstate.........................................      58,927      55,362      52,039      47,801      43,768
  Intrastate.........................................      12,366      11,729      10,451       9,504       8,507
Total employees......................................      54,483      51,110      51,477      54,552      55,246
Telephone company employees..........................      46,310      43,749      45,427      47,934      47,493
Telephone company employees per 10,000 access
  lines..............................................        27.9        27.3        29.5        32.4        33.2

------------------------------

(1) 1998 income includes Separation expenses of $68 ($0.13 per diluted share) associated with the Separation of Old U S WEST into two independent companies and an asset impairment charge of $21 ($0.04 per diluted share). 1997 income includes a $152 regulatory charge ($0.31 per diluted share) related primarily to the 1997 Washington State Supreme Court ruling that upheld a Washington rate order, a gain of $32 ($0.07 per diluted share) on the sale of an interest in Bell Communications Research, Inc. and a gain of $48 ($0.10 per diluted share) on the sales of local telephone exchanges. 1996 income includes a gain of $36 ($0.07 per diluted share) on the sales of local telephone exchanges and the current effect of $15 ($0.03 per diluted share) from adopting Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." 1995 income includes a gain of $85 ($0.18 per diluted share) on the sales of local telephone exchanges and costs of $8 ($0.02 per diluted share) associated with the 1995 Recapitalization discussed in footnote 4 below. 1994 income includes a gain of $51 ($0.11 per diluted share) on the sales of local telephone exchanges.

(2) 1997 net income was reduced by an extraordinary charge of $3 ($0.01 per diluted share) for the early extinguishment of debt. 1996 net income includes a gain of $34 ($0.07 per diluted share) for the cumulative effect of the adoption of FAS No. 121. 1995 net income was reduced by an extraordinary item of $8 ($0.02 per diluted share) for the early extinguishment of debt.

(3) Pro forma income is before an extraordinary item in 1997 and the cumulative effect of a change in accounting principle in 1996 and reflects the incremental interest expense associated with the Dex Indebtedness from the beginning through the end of each period presented up to the Separation Date. The pro forma earnings per diluted share amounts also reflect the issuance of approximately 16,341,000 shares of common stock (net of the redemption of approximately 305,000 fractional shares) issued in connection with the Dex Alignment as if the shares had been issued at the beginning of each period indicated.

(4) The historical average shares outstanding assume a one-for-one conversion of historical Communications Group common shares outstanding into shares of U S WEST as of the Separation Date. The 1998 historical average common shares outstanding include the issuance of approximately 16,341,000 shares of common stock (net of redemption of approximately 305,000 fractional shares) issued in connection with the Dex Alignment. Effective November 1, 1995, each share of common stock of Old U S WEST was converted into one share each of Communications Stock and Media Stock (the "1995 Recapitalization"). Earnings per common share and dividends per common share for 1995 and 1994 have been presented on a pro forma basis to reflect the two classes of stock as if they had been outstanding since January 1, 1994.

(5) 1998 debt includes $3,900 of Dex Indebtedness.

 *  Information has not been presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" on page 1 for additional factors relating to such statements.

GENERAL

    On October 25, 1997, the Board of Directors of our former parent company, herein referred to as "Old U S WEST," adopted a proposal to separate Old U S WEST into two independent companies. Old U S WEST had conducted its businesses through two groups: (i) the Communications Group, which included the communications businesses of Old U S WEST, and (ii) the Media Group, which included the multimedia and directories businesses of Old U S WEST. On June 4, 1998, stockholders of Old U S WEST voted in favor of the Separation, which became effective June 12, 1998. As part of the Separation, Old U S WEST contributed to us the businesses of the Communications Group and the domestic directories business of the Media Group known as Dex. Old U S WEST has continued as an independent public company comprised of the businesses of Media Group other than Dex and has been renamed MediaOne.

    The Separation was implemented according to the terms of the Separation Agreement between U S WEST and MediaOne. In connection with the Dex Alignment,
(i) Old U S WEST distributed, as the Dex dividend to holders of Media Group common stock, approximately 16,341,000 shares of our common stock (net of the redemption of approximately 305,000 fractional shares) with an aggregate of $850 in value and (ii) we refinanced $3,900 of Old U S WEST debt, formerly allocated to Media Group.

    The consolidated financial statements include the consolidated historical results of operations, financial position and cash flows of the businesses that comprise the Communications Group and Dex, as if such businesses operated as a separate entity for all periods and as of all dates presented. However, certain financial effects of the Separation and the Dex Alignment, including interest expense associated with the refinancing of the Dex Indebtedness and the dilutive effect of the Dex Dividend, are not reflected in the historical consolidated statements of income prior to the Separation Date.

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

    Several non-recurring and non-operating items impacted net income in 1998 and 1997. Results of operations for the two years, normalized to exclude the effects of such items, are as follows:

                                                                                                          INCREASE
                                                                                1998       1997          (DECREASE)
                                                                              ---------  ---------  --------------------
Net income..................................................................  $   1,508  $   1,524  $     (16)      (1.0)%
Pro forma adjustment(1).....................................................        (72)      (162)        90       55.6
                                                                              ---------  ---------  ---------  ---------
Pro forma net income........................................................      1,436      1,362         74        5.4
Non-recurring and non-operating items.......................................         89        (77)       166      215.6
                                                                              ---------  ---------  ---------  ---------
Normalized pro forma income.................................................  $   1,525  $   1,285  $     240       18.7%
                                                                              ---------  ---------  ---------  ---------
                                                                              ---------  ---------  ---------  ---------

Pro forma diluted earnings per share(2).....................................  $    2.84  $    2.70  $    0.14        5.2%
Non-recurring and non-operating items.......................................       0.17      (0.16)      0.33      206.3
                                                                              ---------  ---------  ---------  ---------
Normalized pro forma diluted earnings per share.............................  $    3.01  $    2.55* $    0.46*      18.0%
                                                                              ---------  ---------  ---------  ---------
                                                                              ---------  ---------  ---------  ---------

------------------------------

 *  Amount does not foot due to the rounding of individual components.

(1) Reflects incremental (after-tax) interest expense associated with the Dex Indebtedness from the beginning through the end of each period presented up to the Separation Date.

(2) Reflects the issuance of approximately 16,341,000 shares of common stock (net of the redemption of approximately 305,000 fractional shares) issued in connection with the Dex Alignment as if the shares had been issued as of the beginning of each period indicated.

    Non-recurring and non-operating items in 1998 include:

    - an after-tax charge of $68 or $0.13 per diluted share for Separation costs and

    - an after-tax charge of $21 or $0.04 per diluted share related to the impairment of certain long-lived assets associated with our video operations.

    Non-recurring and non-operating items in 1997 include:

    - an after-tax charge of $3 or $0.01 per diluted share relating to the early extinguishment of debt and

    - an after-tax gain of $80 or $0.17 per diluted share relating to the sales of local telephone exchanges and our investment in Bell Communications Research, Inc. ("Bellcore").

    Normalized pro forma income increased $240 or 18.7% in 1998 and normalized pro forma diluted earnings per share increased $0.46 or 18.0%. The increases were primarily due to revenue growth associated with increased demand for services and lower regulatory rate adjustments which unfavorably impacted revenue. The 1997 regulatory rate adjustments include a $152 ($250 pretax) charge primarily attributable to a state of Washington adjustment (the "Washington Rate Order"). Partially offsetting the revenue increases were higher operating costs driven by growth initiatives and interconnection activities.

    The following sections provide a more detailed discussion of the changes in revenues and expenses.

OPERATING REVENUES

                                                                   1998       1997            INCREASE
                                                                 ---------  ---------  ----------------------
Local service revenues.........................................  $   5,525  $   5,016  $     509        10.1%
                                                                 ---------  ---------  ---------         ---
                                                                 ---------  ---------  ---------         ---

    LOCAL SERVICE REVENUES. Local service revenues include basic monthly service fees, fees for calling services, such as call waiting and caller identification, public phone revenues and installation and connection charges. Most local service rates are regulated by state public service commissions.

    Local service revenues increased in 1998 due largely to access line growth and increased sales of calling services. Second line additions by residential and small business customers contributed to access line growth due to continuing demand for Internet access and data transport capabilities. In 1998, we provided a total of 568,000 additional access lines, an increase of 3.5% over 1997. Of this increase, second line installations accounted for 241,000 lines, an increase of 18.0% compared with 1997. In addition, regulatory rate increases in various jurisdictions accounted for $53 or 10.4% of the increase in local service revenues in 1998. Unfavorable regulatory rate adjustments and other provisions for estimated state regulatory liabilities decreased $122 in 1998 compared to 1997, due in part, to the Washington Rate Order.

    While the number of access lines, calling services and associated revenue increased in 1998, the growth rate has declined from 1997. The decline in the growth rate was partially attributable to our customer retention strategy of offering customers bundles of services at lower prices in return for entering into longer-term contracts. Some business customers have also opted to migrate from multiple single lines to high capacity lines, which decreases local service revenues but increases access service revenues. Lastly, the work stoppage in the third quarter of 1998 negatively impacted revenue growth. We believe we will continue to experience declining growth rates as the level of customer demand slows and competition increases. Additionally, we are planning the sale of approximately 500,000 access lines that accounted for approximately $270 of 1998 revenues. While the sale is expected to provide us with a one-time gain in 1999 or 2000, the loss of the lines will negatively impact future revenue growth.

                                                               1998       1997            INCREASE
                                                             ---------  ---------  ----------------------
Interstate access service revenues.........................  $   2,816  $   2,666  $     150         5.6%
Intrastate access service revenues.........................        822        761         61         8.0
                                                                                                      --
                                                                                                      --
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    INTERSTATE AND INTRASTATE ACCESS SERVICE REVENUES. Interstate and intrastate access service revenues are derived primarily from charging interexchange carriers, such as AT&T and MCI WorldCom, for use of our local network to connect customers to their long-distance networks. We also collect fees from telephone customers to connect to their long-distance carriers.

    In 1998, interstate access service revenues were affected by a change in the classification of fees paid into the universal service funds. In 1997 and prior years, fees paid into the universal service funds were netted against interstate access service revenues. In 1998, with the advent of the FCC's new universal service fund structure and funding mechanism, these fees were recorded as access expense within other operating expenses. Excluding the effects of the reclassification, interstate access service revenues increased $65 or 2.4% in 1998 due to greater demand for interstate access services. The volume of access minutes billed increased 6.4% in 1998. The increase in demand was substantially offset by price reductions as mandated by the FCC. Commencing in 1999, the FCC will allow us to recover non-recurring costs incurred in connection with establishing local number portability.

    The increase in intrastate access service revenues was primarily attributable to a $68 charge recognized in 1997 resulting from the Washington Rate Order. Greater demand also contributed to the increase. The volume of access minutes of use increased 5.4% in 1998.

                                                                   1998       1997            DECREASE
                                                                 ---------  ---------  ----------------------
Long-distance network services revenues........................  $     779  $     885  $     106        12.0%
                                                                 ---------  ---------  ---------         ---
                                                                 ---------  ---------  ---------         ---

    LONG-DISTANCE NETWORK SERVICES REVENUES. Long-distance network services revenues are derived from customer calls to locations outside of their local calling area but within the same LATA. The decrease in long-distance network services revenues was attributable to greater competition and regulatory rate reductions in 1998, offset by a $51 charge recognized in 1997 resulting from the Washington Rate Order. As of December 31, 1998, in five of the 14 states in which we operate, customers are able to choose an alternative provider for intraLATA calls without dialing a special access code when placing the call. Additionally, contributing to the revenue decline was the expansion of multiple toll carrier plans ("MTCPs") in 1997, whereby other telephone companies provide toll services previously provided by us. Although we no longer receive these revenues, the revenue loss has been offset with increased intrastate access service revenues and lower access expenses.

    We believe we will continue to experience further declines in long-distance network services revenues as regulatory actions provide for increased levels of competition. We are responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers. See "Special Note Regarding Forward-Looking Statements" on page 1.

                                                                1998       1997             INCREASE
                                                              ---------  ---------       -------------
Directory services..........................................  $   1,277  $   1,197   $      80          6.7%
                                                                                                         --
                                                                                                         --
                                                              ---------  ---------         ---
                                                              ---------  ---------         ---

    DIRECTORY SERVICES. Directory services revenues are primarily derived from selling advertising in our published directories. The increase in directory services revenues was primarily attributable to a 7.5% increase in revenue per local advertiser, resulting from price increases of 4.7% and an increase in volume and additional features of advertisements sold.

                                                                 1998       1997            INCREASE
                                                               ---------  ---------  ----------------------
Other services revenues......................................  $   1,159  $     954  $     205        21.5%
                                                               ---------  ---------  ---------         ---
                                                               ---------  ---------  ---------         ---

    OTHER SERVICES REVENUES. Other services revenues include voice messaging, inside wire installation and maintenance, wireless communications, billings and collections for interexchange carriers, interconnection rent and customer equipment sales. Other services revenues increased primarily as a result of greater sales of wireless communications services, which commenced in 1997, and inside wire installation and maintenance. Interconnection rent revenues, continued market penetration in voice messaging services and increased sales of other unregulated products and services also contributed to the increase.

EXPENSES

                                                                     1998       1997           INCREASE
                                                                   ---------  ---------  --------------------
Employee-related expenses........................................  $   4,312  $   3,953  $     359        9.1%
                                                                                                           --
                                                                                                           --
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    EMPLOYEE-RELATED EXPENSES. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor. Employee-related expenses in 1998 include $21 of net costs incurred in connection with the third-quarter work stoppage, including incremental travel costs, contract labor costs and bonuses paid to management for work performed during the strike. Partially offsetting these additional costs were lower salaries and wages for occupational employees not working during the strike. Excluding these costs, employee-related expenses increased $338 or 8.6%.

    Employee-related expenses increased because of growth in several sectors of the business, primarily wireless and data communications, resulting in increased employee levels. Across-the-board wage increases also contributed to the increase in employee-related expenses. We also incurred higher contract labor costs for systems development, including interconnection and year 2000 costs and marketing and sales efforts. Additionally, approximately 530 employees were transferred from Old U S WEST as part of the Separation.

Prior to the Separation, these costs were allocated to us and included in other operating expenses. Partially offsetting these increases was a $101 pension credit in 1998 compared to a $33 pension credit in 1997.

    Approximately 33,000 of our telephone company employees are represented by the Communications Workers of America. In October 1998, members of the union ratified a three-year contract providing for salary increases of 10.9% over three years, effective in August of each year, and a cumulative pension increase of 21% over three years.

                                                                     1998       1997           INCREASE
                                                                   ---------  ---------  --------------------
Other operating expenses.........................................  $   2,818  $   2,587  $     231        8.9%
                                                                                                           --
                                                                                                           --
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    OTHER OPERATING EXPENSES. Other operating expenses include access charges paid to independent local exchange carriers for the routing of long-distance traffic through their facilities, network software expenses, paper, printing, delivery and distribution costs associated with publishing activities and other selling, general and administrative costs. As discussed in "interstate and intrastate access service revenues," universal service funding expenses were netted against revenues in 1997 and prior years and have been classified to other operating expenses in 1998. Excluding the effects of the reclassification, other operating expenses increased $146 or 5.6% in 1998. The increase was primarily attributable to the following:

    - increased costs associated with growth initiatives, including wireless handset costs and related marketing and advertising,

    - higher interconnection and local number portability costs,

    - costs of $94 that were directly attributable to the Separation, including executive severance, legal and financial advisory fees, securities registration fees, printing and mailing costs and internal systems and rearrangement costs, and

    - an asset impairment charge of $35 related to certain long-lived assets used in our video operations in Omaha, Nebraska. Recent technological advances have permitted us to pursue and use more economical DSL technology in cable overbuild situations. Because the projected future cash flows were less than the assets' carrying value, an impairment loss was recognized. See Note 3 to the consolidated financial statements.

    Partially offsetting the increase in other operating expenses was the effect of transferring approximately 530 employees from Old U S WEST. Costs related to these employees are now included in employee-related expenses. Previously, these costs were allocated from Old U S WEST and included in other operating expenses.

                                                                      1998       1997           INCREASE
                                                                    ---------  ---------      -----------
Depreciation and amortization expense.............................  $   2,199  $   2,163  $      36        1.7%
                                                                                                            --
                                                                                                            --
                                                                    ---------  ---------        ---
                                                                    ---------  ---------        ---

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased primarily due to higher overall property, plant and equipment balances resulting from continued investment in our network.

                                                                     1998       1997           INCREASE
                                                                   ---------  ---------  --------------------
Operating income:
Communications and related services segment......................  $   5,092  $   4,982  $     110        2.2%
Directory segment................................................        657        615         42        6.8
                                                                                                           --
                                                                                                           --
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    OPERATING INCOME. For segment reporting purposes, operating income excludes certain costs and expenses, including depreciation and amortization, taxes other than income and other non-recurring charges. See Note 12 to the consolidated financial statements.

    Operating income for the communications and related services segment increased due to revenue growth, primarily from local service revenues. The revenue increase was partially offset by the higher operating expenses driven by growth initiatives and interconnection activities. Operating income from the directory segment increased due to growth in directory services revenue partially offset by increased printing, paper and sales support costs.

                                                                       1998       1997           INCREASE
                                                                     ---------  ---------  --------------------
Other expense--net.................................................  $     630  $     347  $     283       81.6%
                                                                     ---------  ---------  ---------        ---
                                                                     ---------  ---------  ---------        ---

    OTHER EXPENSE--NET. Interest expense was $543 in 1998 compared to $405 in 1997. The increase was primarily attributable to the Dex Indebtedness. On a pro forma basis, assuming the Dex Indebtedness had occurred at the beginning of each year presented, interest expense would have been $660 in 1998 compared to $667 in 1997. The decline in pro forma interest expense is attributable to overall lower average pro forma debt balances in 1998 compared to 1997.

    Also included in other expense--net, were other expenses of $87 in 1998 compared to other income of $58 in 1997. The 1998 other expenses resulted primarily from interest expense on state regulatory liabilities whereas 1997 other income was derived primarily from sales of local telephone exchanges and our investment in Bellcore, offset by interest expense on state regulatory liabilities.

                                                                           1998       1997           INCREASE
                                                                         ---------  ---------       ----------
Provision for income taxes.............................................  $     911  $     902  $       9        1.0%
                                                                                                      --         --
                                                                                                      --         --
                                                                         ---------  ---------
                                                                         ---------  ---------

    PROVISION FOR INCOME TAXES. On a pro forma basis assuming the Dex Indebtedness had occurred at the beginning of each year presented, the effective tax rate was 37.6% for 1998 compared to 37.0% for 1997. The increase in the effective tax rate was primarily attributable to the non-deductibility of certain Separation costs and lower amortization of investment tax credits.

1997 COMPARED TO 1996

    Several non-recurring and non-operating items impacted reported net income in 1997 compared to 1996. Results of operations for the two years, normalized to exclude the effects of such items, are as follows:

                                                                                            INCREASE
                                                                  1997       1996          (DECREASE)
                                                                ---------  ---------  --------------------
Net income....................................................  $   1,524  $   1,535  $     (11)      (0.7)%
Non-recurring and non-operating items.........................        (77)       (85)         8        9.4
                                                                ---------  ---------  ---------        ---
Normalized income.............................................  $   1,447  $   1,450  $      (3)      (0.2)%
                                                                ---------  ---------  ---------        ---
                                                                ---------  ---------  ---------        ---
Diluted earnings per share....................................  $    3.12  $    3.17  $   (0.05)      (1.6)
Non-recurring and non-operating items.........................      (0.16)     (0.17)      0.01        5.9
                                                                ---------  ---------  ---------        ---
Normalized diluted earnings per share.........................  $    2.96  $    2.99* $   (0.03)*      (1.0)%
                                                                ---------  ---------  ---------        ---
                                                                ---------  ---------  ---------        ---

------------------------------

*   Normalized diluted earnings per share does not foot due to rounding.

    Non-recurring and non-operating items in 1997 include:

    - an after-tax charge of $3 or $0.01 per diluted share relating to the early extinguishment of debt and

    - an after-tax gain of $80 or $0.17 per diluted share relating to the sale of local telephone exchanges and our investment in Bellcore.

    Non-recurring and non-operating items in 1996 include:

    - an after-tax gain of $36 or $0.07 per diluted share relating to the sale of local telephone exchanges and

    - an after-tax gain of $49 or $0.10 per diluted share relating to the cumulative and current year effect of a change in accounting principle. See Note 3 to the consolidated financial statements.

    Normalized income decreased $3 or 0.2% in 1997 and normalized diluted earnings per share decreased $0.03 or 1.0%. The decreases were primarily due to the $152 after-tax regulatory charge ($250 pretax) relating primarily to the Washington Rate Order. Absent the effects of this charge, normalized income increased $149 or 10.3%. The increase was primarily due to strong demand for our core business and directory services and a 1996 after-tax charge of $15 to reorganize and reduce headcount in the directory services segment. Partially offsetting the effects of increased demand were higher expenses for interconnection, provisions for estimated regulatory liabilities other than in Washington and start-up costs associated with growth initiatives.

    The following section provides a more detailed discussion of the changes in revenues and expenses.

OPERATING REVENUES

                                                                     1997       1996           INCREASE
                                                                   ---------  ---------  --------------------
Local service revenues...........................................  $   5,016  $   4,770  $     246        5.2%
                                                                                                           --
                                                                                                           --
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    LOCAL SERVICE REVENUES. Local service revenues increased in 1997 due largely to access line growth and increased demand for calling services. In 1997, we provided a total of 609,000 additional access lines, an increase of 3.9% over 1996. Of this increase, second line installations accounted for 294,000 lines, an increase of 28.2% compared with 1996. Additionally, regulatory rate increases of $37 and interim per call compensation revenues from interexchange carriers as a result of FCC payphone orders favorably impacted revenue. While local service revenues increased in 1997, the rate of growth of 5.2% declined from a 9.8% growth rate in 1996. The decline in growth was attributable to $181 in state regulatory charges, primarily related to the Washington Rate Order and provisions for other state regulatory liabilities. Lower wireless interconnection access prices caused by regulatory mandate and the effects of local exchange sales also negatively impacted local service revenue growth in 1997.

                                                                                              INCREASE
                                                                    1997       1996          (DECREASE)
                                                                  ---------  ---------  --------------------
Interstate access service revenues..............................  $   2,666  $   2,507  $     159        6.3%
Intrastate access service revenues..............................        761        770         (9)      (1.2)
                                                                  ---------  ---------  ---------        ---
                                                                  ---------  ---------  ---------        ---

    INTERSTATE AND INTRASTATE ACCESS SERVICE REVENUES. The increase in interstate access service revenues resulted from greater demand for private line services, access line growth and an increase of 6.4% in billed interstate access minutes of use. Additionally, 1997 was favorably impacted by lower accruals for refunds to interexchange carriers in 1997 compared to 1996. Lower prices under the FCC's price cap plan and a $25 charge for an FCC-ordered refund to interexchange carriers partially offset the effects of greater demand.

    The decrease in intrastate access service revenues was primarily due to a $68 charge recognized as part of the Washington Rate Order. A 12.2% increase in billed access minutes of use, higher demand for private line services and $7 of regulatory rate increases largely offset the effects of the Washington Rate Order.

                                                                   1997       1996           DECREASE
                                                                 ---------  ---------  --------------------
Long-distance network services revenues........................  $     885  $   1,100  $    (215)     (19.5)%
                                                                 ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------

    LONG-DISTANCE NETWORK SERVICES REVENUES. The decrease in long-distance network services revenues was partially attributable to a $51 charge resulting from the Washington Rate Order. The effects of competition, the introduction of MTCPs in various jurisdictions in 1997 and 1996 and $20 of regulatory rate reductions also contributed to the revenue decrease.

                                                                      1997       1996           INCREASE
                                                                    ---------  ---------      -----------
Directory services................................................  $   1,197  $   1,120  $      77        6.9%
                                                                                                            --
                                                                                                            --
                                                                    ---------  ---------        ---
                                                                    ---------  ---------        ---

    DIRECTORY SERVICES. The increase in directory services revenues was largely a result of an average 7.3% increase in revenue per local advertiser, primarily resulting from price increases of 4.6% and an increase in volume and additional features of advertisements sold. These increases were offset slightly by decreased revenue associated with exited product lines that were non-strategic to the directories business.

                                                                          1997       1996           INCREASE
                                                                        ---------  ---------      -----------
Other services revenues...............................................  $     954  $     901  $      53        5.9%
                                                                                                                --
                                                                                                                --
                                                                        ---------  ---------        ---
                                                                        ---------  ---------        ---

    OTHER SERVICES REVENUES. Other services revenues increased primarily as a result of continued market penetration of voice messaging services, greater sales of inside wire installation and maintenance and other unregulated products and services and the launch of wireless communications services. Partially offsetting these increases was a reduction in contract revenues due to the completion of a large federal government telephony project in 1996.

EXPENSES

                                                                      1997       1996           INCREASE
                                                                    ---------  ---------      -----------
Employee-related expenses.........................................  $   3,953  $   3,893  $      60        1.5%
                                                                                                            --
                                                                                                            --
                                                                    ---------  ---------        ---
                                                                    ---------  ---------        ---

    EMPLOYEE-RELATED EXPENSES. Employee-related expenses increased largely as a result of growth in interconnection costs. Higher contract labor costs, predominantly a result of increased systems development work (which includes expenses related to interconnection and year 2000 costs) and marketing and sales efforts, and increases in employee benefit costs also contributed to the total growth in employee-related expenses. Partially offsetting these increases were lower salaries and wages related to headcount reductions, lower conference and travel expenses and decreases in overtime costs. A charge of $25 in 1996 to reorganize and reduce headcount in the directories business also partially offset the increase.

                                                                   1997       1996           INCREASE
                                                                 ---------  ---------  --------------------
Other operating expenses.......................................  $   2,587  $   2,305  $     282       12.2%
                                                                 ---------  ---------  ---------        ---
                                                                 ---------  ---------  ---------        ---

    OTHER OPERATING EXPENSES. The increase in other operating expenses was attributable to the following:

    - higher advertising expenses,

    - increased interconnection expenses,

    - increased costs associated with strategic and growth initiatives, primarily wireless communications services,

    - increased equipment rentals, and

    - increased printing, paper and sales support costs in the directories business which were associated with an increase in the volume and complexity of advertisements sold.

    Partially offsetting these increases were the effects of reduced access expense, primarily related to the introduction of the MTCPs, the completion of a large federal government telephony project in 1996 and lower material and supplies expense. Additionally, the directory services segment's discontinuance of various product development activities in 1996 and an $11 charge in 1996 to discontinue the Omaha broadband video service trial partially offset the increases.

                                                                   1997       1996           INCREASE
                                                                 ---------  ---------  --------------------
Operating income:
Communications and related services segment....................  $   4,982  $   4,850  $     132        2.7%
Directory segment..............................................        615        524         91       17.4
                                                                 ---------  ---------  ---------        ---
                                                                 ---------  ---------  ---------        ---

    OPERATING INCOME. For segment reporting purposes, operating income excludes certain costs and expenses, including depreciation and amortization, taxes other than income and other non-recurring charges. See Note 12 to the consolidated financial statements.

    Operating income for the communications and related services segment increased due to revenue growth, primarily from local service revenues. The revenue increase was partially offset by higher operating expenses driven by interconnection and start-up costs associated with growth initiatives. Operating income from the directory segment increased due to growth in directory services revenue from both volume and price increases. Partially offsetting this revenue growth were revenue declines associated with exited product lines that were non-strategic to the directories business and increased printing, paper and sales support costs.

                                                                      1997       1996           DECREASE
                                                                    ---------  ---------  --------------------
Other expense--net................................................  $     347  $     435  $     (88)     (20.2)%
                                                                    ---------  ---------        ---  ---------
                                                                    ---------  ---------        ---  ---------

    OTHER EXPENSE--NET. Interest expense was $405 in 1997 compared to $448 in 1996. The decrease was primarily attributable to a lower average debt level, partially offset by a reduction in the amount of interest capitalized on assets under construction.

    Also included in other expense--net was other income of $58 in 1997 compared to other income of $13 in 1996. Other income in 1997 was derived from sales of local telephone exchanges and our investment in Bellcore, partially offset by interest expense on state regulatory liabilities. The other income in 1996 was also from the sale of selected local telephone exchanges offset by an adjustment related to our equity investment in Bellcore.

                                                                          1997       1996           INCREASE
                                                                        ---------  ---------      -----------
Provision for income taxes............................................  $     902  $     876  $      26        3.0%
                                                                                                                --
                                                                                                                --
                                                                        ---------  ---------        ---
                                                                        ---------  ---------        ---

    PROVISION FOR INCOME TAXES. The effective tax rate was 37.1% for 1997 compared to 36.9% for 1996. The increase in the effective tax rate was primarily attributable to lower amortization of investment tax credits.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. Cash provided by operations was $3,927, $4,191 and $3,614 in 1998, 1997 and 1996, respectively. The decrease in operating cash flow in 1998 resulted from a reduction in payables, the effects of refunds paid relating to regulatory rulings and an increase in accounts receivable. Partially offsetting these items were the effects of business growth in both the core communications and directories businesses and lower income tax payments.

    Cash from operations increased $577 during 1997 primarily due to business growth and efforts to manage working capital in the core communications business. Lower restructuring expenditures, a decrease in funding postretirement benefits and growth in the directories business also contributed to the increase.

    Future cash needs could increase with the pursuit of new business opportunities, and be impacted by continued implementation of the requirements of the Telecommunications Act. Interconnection, local number portability, universal service and access charge reform will negatively impact cash flows to the extent recovery mechanisms provided for by the FCC and state commissions are inadequate. We expect that such cash needs will be funded through operations and, when necessary, the issuance of debt securities.

    INVESTING ACTIVITIES. Total capital expenditures, on a cash basis, were $2,672, $2,168 and $2,444 in 1998, 1997 and 1996, respectively. Capital expenditures have primarily been, and continue to be, focused on expanding access line growth, modernization of the telecommunications network and meeting the requirements of the Act, including interconnection and local number portability. We are also continuing to expand our investment to compete in the wireless, data communications and video markets. In addition to investments in property, plant and equipment, we paid $18 in 1998 and $73 in 1997 to purchase wireless PCS licenses in connection with our launch of PCS in various markets.

    In 1999, we anticipate capital expenditures will approximate $3,300 to $3,600, (including the impact of capitalizing software costs that were previously expensed; see "New Accounting Standards") which include the launch of PCS in additional markets, expansion of the Internet data business and additional interconnection costs. See "Special Note Regarding Forward-Looking Statements" on page 1.

    We received cash proceeds of $67 in 1997 and $174 in 1996 from the sale of local telephone exchanges. Also during 1997, we sold our equity interest in Bellcore for proceeds of $65.

    FINANCING ACTIVITIES. Cash used for financing activities was $1,136, $2,157 and $1,451 in 1998, 1997 and 1996, respectively. In 1998, total debt increased by $4,204 to $9,919 at December 31, 1998, of which approximately $3,900 was attributable to the Dex Indebtedness. The Dex Indebtedness was incurred at the Separation Date to repay Old U S WEST debt.

    During 1997, total debt decreased $830, partially driven by increased operating cash flows and lower capital expenditures. During 1997, Old U S WEST redeemed its zero coupon subordinated notes with a recorded value of $303 attributed to us. Floating-rate Old U S WEST debt, due on demand, financed the redemption.

    During 1996, total debt decreased $237 primarily due to growth in operating cash flow.

    Historically, prior to the Separation Date, Old U S WEST funded our nonregulated activities, including Dex, with short-term advances. The net (repayments of) proceeds from such Old U S WEST short-term advances were $(198), $153 and $(42) during 1998, 1997 and 1996, respectively.

    We paid dividends on our common shares totaling $1,056, $992 and $939 in 1998, 1997 and 1996, respectively. Prior to the Separation, Dex paid dividends to Old U S WEST equal to its net income, adjusted for the amortization of intangibles, totaling $194, $336 and $303 in 1998, 1997 and 1996, respectively.

    We maintain commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. As of December 31, 1998, we had lines of credit with a total borrowing capacity of $2,360.

RISK MANAGEMENT

    Over time, we are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We have also employed derivative instruments to hedge interest rate and foreign currency exposures associated with particular debt issues in order to synthetically obtain below-market interest rates. We do not use derivative financial instruments for trading purposes.

    As of December 31, 1998 and 1997, $951 and $62, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure was primarily linked to the 30-day commercial paper rate. A hypothetical 10% change in the 30-day commercial paper rate would not have had a material effect on our annual earnings. As of December 31, 1998 and 1997, we also had $228 and $340, respectively, of fixed-rate debt obligations maturing in the following fiscal year. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

    As of December 31, 1998 and 1997, we had entered into interest rate swaps with a notional amount of $155. These swaps synthetically transform certain floating rate issues into fixed-rate obligations. The swaps and associated debt issues are indexed to two- and 10-year constant maturity U.S. Treasury rates. Any gains (losses) on the swaps would be offset by losses (gains) on the associated debt instruments.

    As of December 31, 1998 and 1997, we had also entered into cross-currency swaps with a notional amount of $204. The cross-currency swaps synthetically transformed $182 and $171 of Swiss Franc borrowings at December 31, 1998 and 1997, respectively, into U.S. dollar obligations. Any gains (losses) on the cross-currency swaps would be offset by losses (gains) on the Swiss Franc debt obligations.

CONTINGENCIES

    We have pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. See Note 14 to the consolidated financial statements.

OTHER ITEMS

    From time to time, we engage in discussions regarding restructurings, dispositions, acquisitions and other similar transactions. Any such transaction could include, among other things, the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to our financial condition and results of operations. There is no assurance that any such discussions will result in the consummation of any such transaction.

COMPETITION

    When Congress passed the Telecommunications Act, its primary purpose was to open the local markets of the telecommunications industry to competition. Now, three years later, the Act's impact on the industry and on us can be seen. We face increasing competition from a variety of sources, including other local service providers, long-distance service providers, cable TV companies, wireless service providers, Internet service providers and other entrants from closely related industries. As a result of these competitors' efforts, we are experiencing an erosion of our market share as well as pressure on our profit margins which could have a material adverse effect on our operations going forward.

    To date, the most significant competition has developed in the business market where competitors have targeted high-volume business customers in densely populated urban centers and selected businesses in smaller communities. In the residential market, competitors are focusing on areas of highly concentrated customers, such as multiple dwelling units. We are facing competition in virtually all areas of our business: local calling, intraLATA long-distance, wireless, Internet and data services. Our directory business is facing competition from services provided by web-based electronic providers and traditional directory publishers. We are also encountering competition from at least two cellular providers as well as other PCS companies in each market where we offer wireless service.

    As part of the Act, we must provide interconnection to our network for competitors and furnish number portability to our customers. Both of these areas have, and will continue to increase our cost structure while providing others with the means to effectively compete with us. We must meet all parts of a 14-point checklist and then receive FCC approval before we are allowed to enter the interLATA long-distance market. The Act, as well as other state regulatory proceedings, have also significantly impacted pricing and the speed with which we may bring new products and services to market. For a further discussion of regulatory matters, you should read the section entitled "Regulation" below.

    Technological advancements will help to shape the competitive landscape of the future. Examples include the wireless replacement of wireline capabilities, migration from circuit-switched to packet-switched technology such as IP telephony, the capabilities associated with xDSL (Digital Subscriber Line) services versus hybrid fiber/coax abilities and the analog conversions to digital. Also, the mega-mergers announced in recent years (SBC-Ameritech, AT&T-TCI, GTE-Bell Atlantic and WorldCom-MCI) will give competitors greater access to our markets and provide increased financial resources that can be used to fund projects that will compete directly with us.

    We are countering the competition by expanding and improving our product and service offerings. In addition to enhancing current service offerings, including PCS, high-speed data, Internet access, interconnection services and video transmission, we will be investigating other services. We are also working to ease the regulatory barriers we face for entry into the interLATA long-distance market as well as addressing our needs to have increased pricing flexibility for our products and services. We will also evaluate and form strategic alliances that we believe will be beneficial as the competitive environment intensifies. Finally, we believe that our ability to bundle and integrate a comprehensive telecommunications package that can be made available through one-stop shopping will provide a significant competitive advantage. For factors which could cause actual results to differ from expectations, you should read "Special Note Regarding Forward-Looking Statements" on page 1.

REGULATION

    THE TELECOMMUNICATIONS ACT OF 1996. The Telecommunications Act fundamentally changed the competitive landscape by permitting local telephone companies, long-distance carriers and cable television companies to enter each other's lines of business. Under the Telecommunications Act, the regional Bell operating companies ("RBOCs") are permitted to provide interLATA long-distance services by opening their local networks to competitors and satisfying a detailed list of requirements, including providing interconnection and number portability ("LNP"). The Telecommunications Act also lifts the ban on cross-ownership between cable television and telephone companies. The Telecommunications Act also reaffirmed the concept of universal service and directed the FCC and state regulators to determine universal service funding policies. The FCC and state regulators have been given the responsibility to interpret and oversee implementation of the Telecommunications Act.

    The FCC issued an order (the "FCC Order") in August of 1996, establishing a framework of rules that enable the states and the FCC to implement the local competition provisions of the Telecommunications Act. Key provisions that relate to us and other incumbent local exchange companies ("ILECs") include the requirements that we:

    - provide interconnection to any requesting telecommunications carrier under certain terms and conditions;

    - provide unrestricted access to network services on an unbundled basis;

    - offer for resale at a discount any telecommunications services that the ILECs provide at retail to subscribers;

    - provide reciprocal compensation arrangements for wireline and wireless local service providers;

    - provide physical collocation of equipment necessary for interconnection at ILECs' facilities, unless physical collocation is not practical for technical reasons or because of space limitations; and

    - meet a strict list of requirements, applicable only to RBOCs, to open their networks prior to being allowed entry into the interLATA long-distance business.

    INTERCONNECTION. The FCC Order established interconnection costing and pricing rules which, from our perspective, significantly impeded negotiations with new entrants to the local exchange market, state public utility commission interconnection rulemakings and interconnection arbitration proceedings.

    We appealed the FCC Order and sought a stay of certain of its provisions, including certain pricing provisions, pending appellate review. Litigation of the FCC Order centered on the FCC's authority over pricing rules, unbundled element requirements and pick and choose provisions. On January 25, 1999, the U.S. Supreme Court ("Supreme Court") issued a ruling in this proceeding. Although the decision stated that the 1996 Telecommunications Act was ambiguous and self-contradictory, the Court ruled that:

    - the FCC has authority to set pricing methodology;

    - unbundled network elements must be provided in cases where necessary or the lack of availability would impair competition;

    - ILECs must sell on a bundled basis, at the Competitive Local Exchange Carriers' ("CLECs") request, network elements the ILEC uses itself on a bundled basis; and

    - CLECs may pick and choose pricing or other terms and conditions from multiple contracts within certain bounds.

    The impact the Supreme Court order will have is unclear since state regulatory commissions have generally followed the FCC's pricing and unbundling requirements in setting unbundled network element prices. It is anticipated that a new FCC rulemaking will be required to define the "necessary and impair" standard in light of the Supreme Court decision and further review of the legality of the FCC's pricing rules will occur at the Eighth Circuit Court of Appeals. Additionally, we have established interconnection agreements with the majority of carriers seeking interconnection. We have secured approximately 500 interconnection agreements with approximately 100 carriers as of December 31, 1998. In light of the Supreme Court decision and the need for further regulatory and judicial proceedings, we cannot provide assurance that we will be able to fully recover our costs related to providing interconnection services.

    INTERLATA LONG-DISTANCE ENTRY. Several RBOCs have filed for entry into the interLATA long-distance business. Although many of these applications have been approved by state regulatory commissions, the FCC has rejected all applications to date. These rejections and the FCC's interpretation of the checklist provisions in the Telecommunications Act are driving up our costs and delaying our entry into the interLATA long-distance business.

    We view entry into this segment as important to our strategy of providing an integrated bundle of services to our customers. In 1998, we filed applications to enter the interLATA long-distance business in Nebraska, Montana and Wyoming. We expect to continue filing applications in other states during 1999. We cannot predict when our applications to enter the interLATA long-distance markets will be approved due to the extreme opposition of the incumbent long-distance companies and the remaining uncertainty of how the FCC will interpret the long-distance entry checklist requirements.

    NUMBER PORTABILITY. In 1998, we deployed LNP capability, which allows customers to change service providers while maintaining their existing telephone number, in our top 10 markets. On December 14, 1998, the FCC issued its final cost recovery rules for LNP. On January 25, 1999, we filed a tariff with the FCC for a monthly surcharge on all LNP capable lines to be in place for 5 years. We expect the FCC to issue a ruling on our LNP tariff in the first half of 1999. Ultimately, the FCC will decide which LNP costs are allowable and a final surcharge rate will be established. We also filed an Application for Review on January 13, 1999, asking that several provisions of the FCC's LNP order be changed to allow us to recover a larger portion of our LNP costs.

    UNIVERSAL SERVICE. Under the FCC's 1997 Universal Service Order, all providers of interstate telecommunications services will contribute to universal service funding, which will be based on retail telecommunications revenues. The FCC and the federal/state joint board have issued orders and recommendations concerning this new explicit mechanism to support high-cost service in rural areas, such as ours. An important aspect of these deliberations is the recognition that certain states do not have the capability to fund high costs areas solely at the state level and will need additional funding from a nationwide fund. Important decisions still need to be issued by the FCC concerning the ultimate size of any national fund and the criteria to determine who may draw from the fund and the level of the draw. The FCC has stated its intention to issue its final rules in time for a new high-cost fund to be implemented on July 1, 1999. Given the substantial work that remains to be done for implementation, the July 1, 1999 date appears at significant risk.

    The FCC's Universal Service Order also established two separate funds to help connect 1) eligible schools and libraries and 2) rural health care providers to the global telecommunications network. These funds were initially capped at $2,250 and $400, respectively. These funds were phased in during 1998 and will be funded at their maximum levels beginning July 1, 1999. These funds are used to reimburse telecommunications service providers for discounts on eligible services given to schools, libraries and rural health care providers.

    On July 17, 1997, we filed a petition with the FCC for reconsideration and clarification of certain issues in the Universal Service Order. Among other things, we requested the FCC to reconsider: (i) establishing a national fund to ensure high-cost support is sufficient and (ii) assessing contributions as explicit end-user surcharges. Appeals of other issues addressed by the Universal Service Order have been filed by various other companies. The petition for reconsideration is still pending.

    The FCC's Universal Service Order has also been appealed to the U.S. Court of Appeals for the Fifth Circuit. We and other parties are claiming that the FCC's order does not ensure all subsidies are explicit and competitively neutral. Oral argument was heard on December 1, 1998 and a decision is expected in 1999.

    ACCESS REFORM. In its Access Reform Order, the FCC mandated a substantial restructuring of interstate access pricing. A significant portion of the services that were charged using minutes-of-use pricing are now being charged using a combination of minutes-of-use rates, flat-rate pre-subscribed interexchange carrier charges ("PICCs") and subscriber line charges ("SLCs"). Although an increase in the SLC to multi-line business users occurred on July 1, 1997, the bulk of the mandated pricing changes occurred on January 1, 1998. Additional mandated pricing changes occurred on January 1, 1999 and more will be implemented on January 1 of 2000 and 2001. The net effect of these changes will be to decrease minutes-of-use charges and increase flat-rate charges (i.e., PICCs and SLCs).

    The Access Reform Order also continued in place the current rules by which ILECs may not assess interstate access charges on information service providers and purchasers of unbundled network elements.

    Along with other ILECs, we appealed the Access Reform Order stating that the FCC acted unlawfully by exempting purchasers of enhanced services from payment of interstate access charges. In addition, interexchange carriers appealed the FCC order contending the access charges had to be immediately set at cost. The Eighth Circuit Court affirmed the Access Reform Order in July 1998.

    PRICE CAP ORDER. Our interstate services have been subject to price cap regulation since January 1991.

    The FCC's May 1997 Price Cap Order required ILECs that were subject to price cap regulation to increase their price cap index productivity factor. The order eliminated the lower productivity factor options that required sharing of earnings above a specified level.

    On June 23, 1997, we petitioned the Tenth Circuit Court of Appeals (the "Tenth Circuit") for a review of the Price Cap Order. The Tenth Circuit has transferred review of the Price Cap Order to the District of Columbia Court of Appeals. Among other things we, and other appellants, are requesting the District of Columbia Court of Appeals to review the propriety of increasing the productivity factor and its retroactive application. This case was heard on January 20, 1999 and a decision is expected in 1999.

    Our 1998 price cap filing resulted in rates designed to collect approximately the same level of revenue as the previous year. This was primarily caused by one-time adjustments to the price cap formulas that offset mandated reductions due to the increased productivity factor. In our 1999 price cap filing, which will go into effect July 1, 1999, we expect a reduction in revenues. The Price Cap Order will, over time, significantly reduce the prices we charge for interstate access.

    ADVANCED TELECOMMUNICATIONS SERVICES. In August 1998, the FCC issued an order and Notice of Proposed Rulemaking addressing the deployment of Advanced Telecommunications Services ("ATS") by ILECs. In this order, the FCC proposed strict separate subsidiary requirements for the provision of ATS, such as high-speed data services, if an ILEC wishes to be treated as a CLEC in the provision of these services. We oppose these requirements and believe they would significantly increase cost and will impede the broad deployment of these services. The FCC is expected to issue a further order in early 1999 that will clarify its rules.

YEAR 2000 COSTS

    BACKGROUND. During 1997 and 1998, we conducted a comprehensive review of our computer-based systems and related software and began to take measures to ensure that such systems will properly recognize the year 2000 and continue to process beyond December 31, 1999. The systems we evaluated include (i) Public Switched Telephone Network (the "Network"), (ii) Information Technologies ("IT") and (iii) individual Business Units (the "Business Units").

    The Network, which processes voice and data information relating to our core communications business, relies on remote switches, central office equipment, interoffice equipment, and loop transport equipment that is predominantly provided to us by telecommunications network vendors. IT is comprised of our internal business systems that employ hardware and software on an enterprise-wide basis, including operational, financial and administrative functions. The Business Units, which include internal organizations such as finance, procurement, directory services, operator services, wireless, data networks, real estate, etc., employ systems that support desktop and departmental applications, as well as embedded computer chip technologies, which relate specifically to each of our Business Unit's functions and generally are not part of the Network or IT.

    We have approached year 2000 remediation activities through five general phases: (i) inventory/ assessment, (ii) planning, (iii) conversion, (iv) testing/certification and (v) implementation. Additionally, we have monitored and improved our year 2000 related activities and progress, communicated with our customers and vendors, participated in cooperative testing with others and taken steps to assure that we have contingency plans in place prior to the end of 1999. We plan to continue these activities during 1999.

    NETWORK UPDATE. With regard to the Network, we are working with our telecommunications network vendors to obtain and convert to compliant releases of hardware and software. We also are testing, at our own initiative, in cooperation with certain of our customers and vendors, and in cooperation with other major wireline telecommunications companies, network equipment over multiple configurations involving a broad spectrum of services. Toward this end, we participate in the Telco Year 2000 Forum (the "Forum"), an organization that addresses the year 2000 readiness of network elements and network interoperability. The Forum has contracted with Bellcore, a former affiliate engaged in telecommunications industry research, development and maintenance activities, to engage in inter-region interoperability testing. We also participate in the FCC's Network Reliability and Interoperability Council IV working group, which is tasked to evaluate the year 2000 readiness of the public telecommunications network, and in the Alliance for Telecommunications Industry Solutions ("ATIS"), which is testing inter-network interoperability, and which, in conjunction with the Cellular Telecommunications Industry Association ("CTIA"), is testing network interoperability with wireless networks. Our inventory/assessment, planning and conversion phases for the Network are complete. The network testing/certification phase was approximately 99% complete as of December 31, 1998 and we anticipate that this phase will be complete during the first quarter of 1999. Cooperative testing with certain customers, vendors and other telecommunications companies is expected to continue during 1999. As of December 31, 1998 approximately 79% of our Network remediation implementation was complete, with completion of the remainder anticipated by July 1999. We have initiated Network contingency planning activities and approximately 10% of the anticipated Network contingency planning activity was complete as of December 31, 1998. We anticipate that the remainder of our Network contingency planning activity will be complete by mid-1999.

    IT UPDATE. Within IT, we have identified approximately 570 applications that support our critical business processes, such as billing and collections, network monitoring, repair and ordering. The inventory/ assessment and planning phases for such IT applications are complete. As of December 31, 1998, approximately 96% of IT conversion activities, 84% of IT testing activities and 81% of IT implementation had been completed. We anticipate that each of these phases for IT will be complete by July 1999. IT contingency planning activity is approximately 40% complete and we anticipate that the remainder will be complete by mid-1999.

    BUSINESS UNITS UPDATE. Within our Business Units, it is estimated that as of December 31, 1998, approximately 95% of the inventory/assessment activity, 70% of the planning activity, 20% of the conversion activity and 5% of the testing and remediation implementation activity were complete. We anticipate that each of these phases will be complete in the Business Units for major conversions and upgrades by the end of the third quarter of 1999. Some of our Business Units, such as the retail markets organization, are at the beginning of the conversion, testing and implementation phases, while other Business Units, such as our finance organization, have substantially completed all of the phases. We have recently initiated Business Unit contingency planning activities and we anticipate those will be complete by mid-1999.

    COSTS RELATING TO YEAR 2000. We have spent approximately $115 from the beginning of 1997 through the end of 1998 on year 2000 projects and activities. We estimate that additional costs for year 2000 related projects and activities will be approximately $60 through the end of 1999. We estimate total spending on year 2000 projects and activities from the beginning of 1997 through the end of 1999 will be approximately $175. Virtually all year 2000 related expenditures are being funded through operations. Though year 2000 costs will directly impact the reported level of future net income, we intend to control our total cost structure, including deferral of non-critical projects to future years, in an effort to mitigate the impact of year 2000 costs on our historical rate of earnings growth. The estimates stated above are subject to change.

The timing of our expenses may vary and is not necessarily indicative of readiness efforts or progress to date.

    CONTINGENCY PLAN. We cannot provide assurance that the results of our year 2000 compliance efforts or the costs of such efforts will not differ materially from estimates. Accordingly, we are developing year 2000 specific business continuity and contingency plans to address high risk areas as they are identified. Our year 2000 contingency planning activities will include training of crisis managers on year 2000 issues and potential business impacts to their particular process areas, reviewing and modifying existing business continuity plans to address year 2000 issues and establishing rapid response teams and communications procedures for each of the major critical operations and facilities to handle potential post-implementation year 2000 failures. These year 2000 specific contingency planning activities are to be in place by the third quarter of 1999. In addition, we have in place our standard overall business continuity, contingency and disaster recovery plans (such as diesel generator back-up power supply sources for our Network, Network rerouting capabilities, computer data and records safe-keeping and back-up and recovery procedures) which will be verified, and as appropriate, augmented for specific year 2000 contingencies.

    DEPENDENCIES. Within Network, we are highly dependent upon our telecommunications network vendors to provide year 2000 compliant hardware and software in a timely manner, and on third parties that are assisting us in the focused testing and implementation phases regarding the Network. Because of these dependencies, we have developed and implemented a vendor compliance process whereby we have obtained written assurances of timely year 2000 compliance from most of our critical vendors (not only for Network, but also for IT and the Business Units). In addition, we monitor and actively participate in coordinated Network testing activities, as discussed above, with respect to the Forum, ATIS and Bellcore. Within IT, we depend on the development of software by experts, both internal and external, and the availability of critical resources with the requisite skill sets. Because of this dependency, we have developed detailed timetables, resource plans and standardized year 2000 testing requirements for identified critical applications (irrespective of whether these applications are used primarily by IT, the Network or the Business Units). Within the Business Units, we are dependent on vendor supplied goods and services and operability of the Network and critical IT and Business Unit specific applications. Because of these dependencies, we are implementing the same type of vendor compliance processes and application planning and testing processes at the Business Units, as discussed above with respect to the Network and IT. Overall, we have sought compliance assurances from approximately 6,750 vendors concerning approximately 28,900 products and have received assurances for approximately 77% of those products as of December 31, 1998. During 1999, we will continue to pursue assurances of timely year 2000 compliance for the remaining critical vendors.

    As with any large-scale computer-related project such as year 2000 remediation, the testing phase may require resources in excess of other project phases and the other project phases may be affected by and dependent upon the results of the testing phase.

    SUMMARY. In management's view, the most reasonably likely worse case scenario for year 2000 failure prospects we face is that a limited number of important IT and/or Business Unit specific applications may unexpectedly fail. In addition, there may be problems with the Network relating to the year 2000. Our failure or the failure by certain of our vendors to remediate year 2000 compliance issues in advance of the year 2000 and to execute appropriate contingency plans in the event that a critical failure is experienced, could result in disruption of our operations, possibly impacting the Network and impairing our ability to bill or collect revenues. However, while no assurance can be given, management believes that our efforts at remediation and testing, year 2000 specific contingency planning, and overall business continuity, contingency and disaster recovery planning will likely be successful, and that the aforementioned "worse case scenario" is unlikely to develop or significantly disrupt our financial operations.

    The above discussion regarding year 2000 contains many statements that are "forward-looking" within the meaning of the Reform Act. Although we believe that our estimates are based on reasonable assumptions, we cannot assure that actual results will not differ materially from these expectations or estimates. See "Special Note Regarding
Forward-Looking Statements" on page 1.

NEW ACCOUNTING STANDARDS

    On January 1, 1999, we adopted the accounting provisions required by the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued in March 1998. SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software.

    Based on information currently available, adoption of the SOP may result in an initial increase in net income in 1999 of approximately $100-$150 or $0.20-$0.29 per diluted share. Thereafter, in periods after adoption, if software expenditures remain level, the impact on earnings will decline until the amortization expense related to the capitalized software equals the software costs expensed prior to the accounting change. The estimated net income impact for 1999 and thereafter will be subject to change as further information becomes available. See "Special Note Regarding Forward-Looking Statements" on page 1.

    On June 15, 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheet and that changes in fair value generally be recognized currently in earnings unless specific criteria are met. The standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 1998, its impact on the financial statements would not have been material.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of U S WEST, Inc.:

    We have audited the accompanying consolidated balance sheets of U S WEST, Inc., formerly USW-C, Inc., (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U S WEST, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Denver, Colorado
January 22, 1999

                                 U S WEST, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
                                                                                    (DOLLARS IN MILLIONS, EXCEPT
                                                                                         PER SHARE AMOUNTS)
Operating revenues:
  Local service..................................................................  $   5,525  $   5,016  $   4,770
  Interstate access service......................................................      2,816      2,666      2,507
  Intrastate access service......................................................        822        761        770
  Long-distance network services.................................................        779        885      1,100
  Directory services.............................................................      1,277      1,197      1,120
  Other services.................................................................      1,159        954        901
                                                                                   ---------  ---------  ---------
    Total operating revenues.....................................................     12,378     11,479     11,168

Operating expenses:
  Employee-related expenses......................................................      4,312      3,953      3,893
  Other operating expenses.......................................................      2,818      2,587      2,305
  Depreciation and amortization..................................................      2,199      2,163      2,158
                                                                                   ---------  ---------  ---------
    Total operating expenses.....................................................      9,329      8,703      8,356
                                                                                   ---------  ---------  ---------
Operating income.................................................................      3,049      2,776      2,812

Other income (expense):
Interest expense.................................................................       (543)      (405)      (448)
Gains on sales of local telephone exchanges......................................     --             77         59
Gain on sale of investment in Bellcore...........................................     --             53     --
Other expense--net...............................................................        (87)       (72)       (46)
                                                                                   ---------  ---------  ---------
  Total other expense--net.......................................................       (630)      (347)      (435)
                                                                                   ---------  ---------  ---------
Income before income taxes, extraordinary item and cumulative effect of change in
  accounting principle...........................................................      2,419      2,429      2,377
Provision for income taxes.......................................................        911        902        876
                                                                                   ---------  ---------  ---------
Income before extraordinary item and cumulative effect of change in accounting
  principle......................................................................      1,508      1,527      1,501
Extraordinary item--early extinguishment of debt--net of tax.....................     --             (3)    --
                                                                                   ---------  ---------  ---------
Income before cumulative effect of change in accounting principle................      1,508      1,524      1,501
Cumulative effect of change in accounting principle--net of tax..................     --         --             34
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $   1,508  $   1,524  $   1,535
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                                 U S WEST, INC.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
                                                                                  (DOLLARS IN MILLIONS, EXCEPT
                                                                                       PER SHARE AMOUNTS)
Basic earnings per share:
  Income before extraordinary item and cumulative effect of change in
    accounting principle.....................................................  $     3.05  $     3.16  $     3.14
  Extraordinary item--early extinguishment of debt...........................      --           (0.01)     --
  Cumulative effect of change in accounting principle........................      --          --            0.07
                                                                               ----------  ----------  ----------
Basic earnings per share.....................................................  $     3.05  $     3.16  $     3.21
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Basic average shares outstanding (in 000's)..................................     494,395     482,751     477,549
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Diluted earnings per share:
  Income before extraordinary item and cumulative effect of change in
    accounting principle.....................................................  $     3.02  $     3.13  $     3.10
  Extraordinary item--early extinguishment of debt...........................      --           (0.01)     --
  Cumulative effect of change in accounting principle........................      --          --            0.07
                                                                               ----------  ----------  ----------
Diluted earnings per share...................................................  $     3.02  $     3.12  $     3.17
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Diluted average shares outstanding (in 000's)................................     498,798     491,232     488,591
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Dividends per share..........................................................  $     2.14  $     2.14  $     2.14
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Pro forma earnings per share before extraordinary item and cumulative effect of change in accounting principle:
    Basic earnings per share.................................................  $     2.86  $     2.73  $     2.71
    Diluted earnings per share...............................................  $     2.84  $     2.71  $     2.68

Pro forma average shares outstanding (in 000's):
  Basic......................................................................     501,827     499,092     493,890
  Diluted....................................................................     506,230     507,573     504,932

   The accompanying notes are an integral part of the consolidated financial statements.

                                 U S WEST, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
                                                                                                  (DOLLARS IN
                                                                                                   MILLIONS,
                                                                                                  EXCEPT SHARE
                                                                                                    AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $      49  $      27
  Accounts receivable less allowance for uncollectibles of
    $69 and $72, respectively...............................................................      1,743      1,717
  Inventories and supplies..................................................................        197        150
  Deferred directory costs..................................................................        274        257
  Deferred tax assets.......................................................................        151        271
  Prepaid and other.........................................................................         78         82
                                                                                              ---------  ---------
Total current assets........................................................................      2,492      2,504

Property, plant and equipment--net..........................................................     14,908     14,308
Other assets--net...........................................................................      1,007        855
                                                                                              ---------  ---------
Total assets................................................................................  $  18,407  $  17,667
                                                                                              ---------  ---------
                                                                                              ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................................................  $   1,277  $     695
  Accounts payable..........................................................................      1,347      1,377
  Accrued expenses..........................................................................      1,702      1,791
  Advance billings and customer deposits....................................................        370        336
                                                                                              ---------  ---------
Total current liabilities...................................................................      4,696      4,199

Long-term debt..............................................................................      8,642      5,020
Postretirement and other postemployment benefit obligations.................................      2,643      2,534
Deferred income taxes.......................................................................        786        791
Unamortized investment tax credits..........................................................        159        168
Deferred credits and other..................................................................        726        588

Commitments and Contingencies

Stockholders' equity:
  Preferred stock--$1.00 par value, 190,000,000 shares authorized, none issued and
    outstanding.............................................................................     --         --
  Series A junior preferred stock--$1.00 par value 10,000,000 shares authorized, none issued
    and outstanding.........................................................................     --         --
  Common stock--$0.01 par value, 2,000,000,000 shares authorized, 503,207,058 and
    484,522,015 issued, 502,903,055 and 484,515,415 outstanding.............................        532     --
  Retained earnings.........................................................................        223     --
  Pre-separation equity.....................................................................     --          4,367
                                                                                              ---------  ---------
Total stockholders' equity..................................................................        755      4,367
                                                                                              ---------  ---------
Total liabilities and stockholders' equity..................................................  $  18,407  $  17,667
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                                 U S WEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------
                                                                                          (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income.........................................................................  $   1,508  $   1,524  $   1,535
  Adjustments to net income:
    Depreciation and amortization..................................................      2,199      2,163      2,158
    Gains on sales of local telephone exchanges....................................     --            (77)       (59)
    Gain on sale of investment in Bellcore.........................................     --            (53)    --
    Asset impairment...............................................................         35     --         --
    Cumulative effect of change in accounting principle............................     --         --            (34)
    Deferred income taxes and amortization of investment tax credits...............        106        (15)        87
  Changes in operating assets and liabilities:
    Accounts receivable............................................................        (26)       (60)         1
    Inventories, supplies and other current assets.................................        (12)       (63)        18
    Accounts payable, accrued expenses and advance billings........................        (13)       487        (70)
    Other..........................................................................        130        285        (22)
                                                                                     ---------  ---------  ---------
  Cash provided by operating activities............................................      3,927      4,191      3,614
                                                                                     ---------  ---------  ---------

INVESTING ACTIVITIES
  Expenditures for property, plant and equipment...................................     (2,672)    (2,168)    (2,444)
  Proceeds from (payments on) disposals of property, plant and equipment...........        (30)        22         15
  Proceeds from sales of local telephone exchanges.................................     --             67        174
  Proceeds from sale of investment in Bellcore.....................................     --             65     --
  Other............................................................................        (67)       (73)    --
                                                                                     ---------  ---------  ---------
  Cash used for investing activities...............................................     (2,769)    (2,087)    (2,255)
                                                                                     ---------  ---------  ---------

FINANCING ACTIVITIES
  Net proceeds from (repayments of) short-term debt................................        887       (640)       159
  Net (repayments of) proceeds from issuance of Old U S WEST short-term debt.......       (198)       153        (42)
  Proceeds from issuance of long-term debt.........................................      3,781         29         23
  Repayment of Old U S WEST debt in connection with the Dex Alignment..............     (3,829)    --         --
  Repayments of long-term debt.....................................................       (442)      (446)      (483)
  Proceeds from issuance of common stock...........................................         88         75        134
  Dividends paid on common stock...................................................     (1,056)      (992)      (939)
  Dividends paid to Old U S WEST...................................................       (194)      (336)      (303)
  Payment to Old U S WEST for debt refinancing costs...............................       (140)    --         --
  Return of capital from Old U S WEST..............................................         13     --         --
  Purchases of treasury stock......................................................        (46)    --         --
                                                                                     ---------  ---------  ---------
  Cash used for financing activities...............................................     (1,136)    (2,157)    (1,451)
                                                                                     ---------  ---------  ---------

CASH AND CASH EQUIVALENTS
  Increase (decrease)..............................................................         22        (53)       (92)
  Beginning balance................................................................         27         80        172
                                                                                     ---------  ---------  ---------
  Ending balance...................................................................  $      49  $      27  $      80
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                                 U S WEST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 1: U S WEST SEPARATION

    On October 25, 1997, the board of directors of our former parent company (herein referred to as "Old U S WEST") adopted a proposal to separate Old U S WEST into two independent companies (the "Separation"). Old U S WEST conducted its businesses through two groups: (i) the U S WEST Communications Group (the "Communications Group"), which included the communications businesses of Old U S WEST, and (ii) the U S WEST Media Group (the "Media Group"), which included the multimedia and directory businesses of Old U S WEST. Old U S WEST had outstanding two separate classes of common stock. One class of stock, U S WEST Communications Group Common Stock (the "Communications Stock"), reflected the performance of the Communications Group and the other class of stock, U S WEST Media Group Common Stock (the "Media Stock"), reflected the performance of the Media Group.

    On June 4, 1998, stockholders of Old U S WEST voted in favor of the Separation, which became effective June 12, 1998 (the "Separation Date"). As part of the Separation, Old U S WEST contributed the Communications Group businesses and the domestic directories business of Media Group (known as U S WEST Dex, Inc. ("Dex")) to us. We renamed the new entity U S WEST, Inc. ("U S WEST"). The alignment of Dex with U S WEST is referred to herein as the "Dex Alignment". Old U S WEST has continued as an independent public company comprised of the businesses of Media Group other than Dex and has been renamed MediaOne Group, Inc. ("MediaOne").

    Under the terms of a separation agreement (the "Separation Agreement") between U S WEST and MediaOne, Old U S WEST redeemed each issued and outstanding share of Communications Stock (other than shares of Communications Stock held as treasury stock) for one share of U S WEST common stock. Each outstanding share of Media Stock remained outstanding and thereafter represented one share of MediaOne common stock. Each share of Communications Stock held as treasury stock by Old U S WEST was cancelled.

    In connection with the Dex Alignment, under the Separation Agreement, (i) Old U S WEST distributed, as a dividend to holders of MediaOne common stock, approximately 16,341,000 shares of our common stock (net of the redemption of approximately 305,000 fractional shares) with an aggregate of $850 in value (the "Dex Dividend") and (ii) U S WEST refinanced $3,900 of Old U S WEST debt, formerly allocated to Media Group (the "Dex Indebtedness").

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The consolidated financial statements include the consolidated historical results of operations, financial position and cash flows of the businesses that comprise the Communications Group and Dex, as if such businesses operated as a separate entity for all periods and as of all dates presented. However, certain financial effects of the Separation and the Dex Alignment, including interest expense associated with refinancing the Dex Indebtedness and the dilutive effect of the Dex Dividend, are not reflected in the accompanying historical consolidated statements of income prior to the Separation Date.

    For periods prior to the Separation Date, the consolidated financial statements include an allocation of certain costs, expenses, assets and liabilities from Old U S WEST to us. We believe the allocations were reasonable; however the amount of costs allocated to us were not necessarily indicative of the costs that

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) would have been incurred if we had operated as a stand-alone company. The consolidated financial statements may not necessarily reflect the financial position, results of operations or cash flows in the future or what they would have been had we been a separate, stand-alone company during such periods.

    We are incorporated under the laws of the State of Delaware. The consolidated financial statements include the accounts of U S WEST and its majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

    Certain reclassifications within the consolidated financial statements have been made to conform to the current year presentation.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates.

    INVENTORIES AND SUPPLIES. New and reusable materials of our regulated business are carried at average cost, except for significant individual items that are valued based on specific costs. Nonreusable material is carried at its estimated salvage value. Inventories of our nonregulated businesses are carried at the lower of cost or market on a first-in, first-out basis.

    PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is carried at cost. Property, plant and equipment of our regulated business is depreciated using straight-line group methods. When the depreciable property, plant and equipment is retired or sold, gross book cost less salvage value is generally charged to accumulated depreciation; no gain or loss is recognized. The nonregulated businesses provide for depreciation using the straight-line method over the assets' estimated useful lives. When such depreciable property, plant and equipment is retired or sold, the resulting gain or loss is included in income. The average depreciable lives used for the major categories of property, plant and equipment follow:

CATEGORY                                                                               LIFE (YEARS)
-------------------------------------------------------------------------------------  -------------
Buildings............................................................................      19-40
Telecommunications network equipment.................................................      8-14
Telecommunications outside plant.....................................................      8-57
General purpose computers and other..................................................      3-17

    Interest related to qualifying construction projects is capitalized and reflected as a reduction of interest expense. Amounts capitalized were $25, $20 and $31 in 1998, 1997 and 1996, respectively.

    COMPUTER SOFTWARE. The cost of computer software, whether purchased or developed internally, is generally expensed as incurred; however, initial operating systems software is capitalized and amortized

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) over the life of the related hardware and initial network applications software is capitalized and amortized over three years. Subsequent upgrades to capitalized software are charged to expense.

    Capitalized computer software costs of $196 and $133 at December 31, 1998 and 1997, respectively, are recorded in property, plant and equipment. Amortization of capitalized computer software costs totaled $84, $78 and $82 in 1998, 1997 and 1996, respectively.

    FINANCIAL INSTRUMENTS. The objective of our interest rate risk management program is to obtain the minimum total cost of debt over time consistent with an acceptable level of interest rate volatility. This objective is achieved through the type of debt issued, interest rate swaps that adjust the ratio of fixed- to variable-rate debt, cross-currency swaps that convert foreign-denominated debt to dollar-denominated debt and forward contracts to hedge future debt issues.

    Under an interest rate swap, we agree with another party to exchange interest payments, based on a notional amount, at specified intervals over a defined term. Interest rate swaps are accounted for under the synthetic instruments accounting model if the index, maturity and amount of the instrument match the terms of the underlying debt. Net interest accrued is recognized over the life of the instruments as an adjustment to interest expense and is a component of cash provided by operating activities. Any gain or loss on the termination of an instrument that qualifies for synthetic instrument accounting would be deferred and amortized over the remaining life of the original instrument.

    Under a cross-currency swap, we agree with another party to exchange U. S. dollars for foreign currency based on a notional amount, at specified intervals over a defined term. Cross-currency swaps are accounted for under the synthetic instruments accounting model if the index, maturity and amount of the instruments match the terms of the underlying debt. The cross-currency swaps and the foreign currency debt are combined and accounted for as if dollar-denominated debt was issued directly.

    Under a forward contract, we agree with another party to sell a specified amount of U. S. Treasuries to hedge the treasury-rate component of future debt issues. The gain or loss on the forward contract is recorded as part of the carrying value of the related debt and is amortized as a yield adjustment.

    REVENUE RECOGNITION AND DEFERRED DIRECTORY COSTS. Local telephone, wireless and Internet services are generally billed in advance with revenues recognized when services are provided. Revenues derived from exchange access, long-distance network services and wireless airtime usage are recognized as services are provided.

    Directory advertising revenues and related directory costs are generally deferred and recognized over the period directories are used, normally 12 months.

    ADVERTISING COSTS. Costs related to advertising are expensed as incurred. Advertising expense was $263, $214 and $117 in 1998, 1997 and 1996, respectively.

    INCOME TAXES. The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. For financial statement purposes, investment tax credits are being amortized over the economic lives of the related property, plant and equipment.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    STOCK OPTIONS. Stock incentive plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized for options granted to employees at fair market value, except when the plan is determined to be variable in nature.

    NEW ACCOUNTING STANDARDS. On January 1, 1999, we adopted the accounting provisions required by the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued in March 1998. SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software.

    Based on information currently available, adoption of the SOP may result in an initial increase in net income in 1999 of approximately $100-$150 or $0.20-$0.29 per diluted share. In periods after adoption, if software expenditures remain level, the impact on earnings will decline until the amortization expense related to the capitalized software equals the software costs expensed prior to the accounting change. The estimated net income impact for 1999 and thereafter may be subject to change as further information becomes available. Please see Part I--"Special Note Regarding Forward-Looking Statements."

    In 1998, we adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." FAS No. 130 requires that the components and total amount of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arise from nonowner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. We do not have any components of comprehensive income other than net income.

    On June 15, 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheet and changes in fair value are generally recognized currently in earnings unless specific criteria are met. This standard is effective for fiscal years beginning after June 15, 1999, although earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 1998, its impact on the financial statements would not have been material.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

    The components of property, plant and equipment are as follows:

                                                                                  DECEMBER 31,
                                                                              --------------------
                                                                                1998       1997
                                                                              ---------  ---------
Land and buildings..........................................................  $   2,491  $   2,443
Telecommunications network equipment........................................     14,750     13,513
Telecommunications outside plant............................................     14,342     13,802
General purpose computers and other.........................................      3,374      3,280
Construction in progress....................................................        681        613
                                                                              ---------  ---------
                                                                                 35,638     33,651
                                                                              ---------  ---------

Less accumulated depreciation:
  Buildings.................................................................        748        690
  Telecommunications network equipment......................................      8,950      8,223
  Telecommunications outside plant..........................................      9,151      8,657
  General purpose computers and other.......................................      1,881      1,773
                                                                              ---------  ---------
                                                                                 20,730     19,343
                                                                              ---------  ---------
Property, plant and equipment--net..........................................  $  14,908  $  14,308
                                                                              ---------  ---------
                                                                              ---------  ---------

    Effective January 1, 1996, we adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," that requires long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. Adoption of FAS No. 121 resulted in income of $34 (net of income tax expense of $22) in 1996 from the cumulative effect of reversing depreciation expense related to local telephone exchanges held for sale as recorded in prior years. Depreciation expense was reversed from the date we formally committed to a plan to dispose of local telephone exchange assets to January 1, 1996. The income was recorded as a cumulative effect of change in accounting principle in accordance with FAS No.
121. As a result of adopting FAS No. 121, depreciation expense for 1996 was reduced by $24.

    ASSET IMPAIRMENT. During 1998, we recorded a non-cash charge of $21 (net of a $14 income tax benefit) related to the impairment of certain long-lived assets associated with our video operations in Omaha, Nebraska. These assets are included in the communications and related services segment. The impaired assets primarily consist of underground cable and hardware. Recent technological advances have permitted us to pursue and use more economical DSL technology in cable overbuild situations. Because the projected future cash flows were less than the assets' carrying value, an impairment loss was recognized in accordance with FAS No. 121. The amount of impairment was determined based on the net present value of the expected future cash flows of the video operations, discounted at our cost of capital. The pretax charge is recorded in "other operating expenses" within the consolidated statements of income.

    LEASING ARRANGEMENTS. Certain office facilities, real estate and equipment used in operations are under operating leases. Rent expense under operating leases for 1998, 1997 and 1996 was $210, $235 and

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 3: PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
$208, respectively. At December 31, 1998, the future minimum rental payments under noncancelable operating leases for the years 1999 through 2003 and thereafter are $157, $148, $136, $102, $102 and $653, respectively.

NOTE 4: ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                                     DECEMBER 31,
                                                                                 --------------------
                                                                                   1998       1997
                                                                                 ---------  ---------
Employee compensation..........................................................  $     434  $     412
Dividends payable..............................................................        269        259
Current portion of state regulatory liability..................................         42        225
Accrued property taxes.........................................................        190        207
Other..........................................................................        767        688
                                                                                 ---------  ---------
Total accrued expenses.........................................................  $   1,702  $   1,791
                                                                                 ---------  ---------
                                                                                 ---------  ---------

NOTE 5: DEBT

SHORT-TERM DEBT

    The components of short-term debt are as follows:

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1998       1997
                                                                                   ---------  ---------
Commercial paper.................................................................  $     951  $      62
Current portion of long-term debt................................................        326        435
Allocated from Old U S WEST......................................................     --            198
                                                                                   ---------  ---------
Total............................................................................  $   1,277  $     695
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    The weighted-average interest rate on commercial paper was 5.70% and 6.11% at December 31, 1998 and 1997, respectively. The weighted-average interest rate on the allocated Old U S WEST debt was 7.45% at December 31, 1997.

    At U S WEST, we maintain commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. We enter into lines of credit as backup facilities in issuing commercial paper. We have lines of credit totaling $1,360, which expire in 1999. Commitment fees on the unused portion of the lines range from .04% to .064%. As of December 31, 1998, there was no outstanding balance. To the extent we continue our commercial paper programs, we plan to renew our lines of credit.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 5: DEBT (CONTINUED)

LONG-TERM DEBT

    Interest rates and maturities of long-term debt at December 31 are as follows:

                                                                                MATURITIES
                                                          -------------------------------------------------------    TOTAL
INTEREST RATES                                              2000       2001       2002       2003     THEREAFTER     1998
--------------------------------------------------------  ---------  ---------  ---------  ---------  -----------  ---------
Up to 5%................................................  $      90  $  --      $     100  $      50   $  --       $     240
Above 5% to 6%..........................................     --             50     --         --             531         581
Above 6% to 7%..........................................        257        133        750         43       4,490       5,673
Above 7% to 8%..........................................     --         --         --             62       1,584       1,646
Above 8% to 9%..........................................     --         --         --         --             250         250
Above 9% to 10%.........................................        175     --         --         --          --             175
Variable-rate debt indexed to two- and ten-year constant
  maturity U.S. Treasury rates..........................     --         --         --         --          --          --
                                                          ---------  ---------  ---------  ---------  -----------  ---------
                                                          $     522  $     183  $     850  $     155   $   6,855       8,565
                                                          ---------  ---------  ---------  ---------  -----------
                                                          ---------  ---------  ---------  ---------  -----------
Capital lease obligations and other.....................                                                                 213
Unamortized discount--net...............................                                                                (136)
                                                                                                                   ---------
Total...................................................                                                           $   8,642
                                                                                                                   ---------
                                                                                                                   ---------


                                                            TOTAL
INTEREST RATES                                              1997
--------------------------------------------------------  ---------
Up to 5%................................................  $     240
Above 5% to 6%..........................................        261
Above 6% to 7%..........................................      2,244
Above 7% to 8%..........................................      1,646
Above 8% to 9%..........................................        250
Above 9% to 10%.........................................        175
Variable-rate debt indexed to two- and ten-year constant
  maturity U.S. Treasury rates..........................        155
                                                          ---------
                                                              4,971

Capital lease obligations and other.....................        173
Unamortized discount--net...............................       (124)
                                                          ---------
Total...................................................  $   5,020
                                                          ---------
                                                          ---------

    Long-term debt consists principally of debentures and medium-term notes. During 1997, Old U S WEST redeemed its zero coupon subordinated notes, $303 of which was attributed to us. The debt extinguishment resulted in an extraordinary charge to income of $3, net of income tax benefits of $2, primarily related to the write-off of deferred debt issuance costs.

    In June 1998, U S WEST Capital Funding, Inc., a wholly owned financing subsidiary, issued approximately $4,100 in new debt securities, of which approximately $1,000 was short-term commercial paper. Approximately $3,830 in proceeds from the issuance of these securities were used to repay Old U S WEST debt in connection with the Dex Alignment. The remaining proceeds were primarily used to fund our share of operating expenses and debt refinancing costs incurred by Old U S WEST that were directly attributable to the Separation. In addition, we refinanced approximately $200, including $70 of Dex debt, assumed in the Dex Alignment.

    Interest paid by us, net of amounts capitalized, was $640, $394 and $430 in 1998, 1997 and 1996, respectively.

    We have a $1,000 line of credit which expires in 2003. The line has a commitment fee on the unused portion of the line of .08%. As of December 31, 1998, there was no outstanding balance.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 5: DEBT (CONTINUED)
FINANCIAL CONTRACTS

    The following table summarizes the terms of outstanding interest rate and cross-currency swaps at December 31, 1998 and 1997. Variable rates are indexed to two- and ten-year constant maturity U. S. Treasuries. Cross-currency swaps are tied to the Swiss franc.

                                                                                                    DECEMBER 31, 1997
                                                       DECEMBER 31, 1998                  -------------------------------------
                                        ------------------------------------------------                             WEIGHTED-
                                                                  WEIGHTED- AVERAGE RATE                              AVERAGE
                                                                                                                       RATE
                                         NOTIONAL                 ----------------------   NOTIONAL                 -----------
                                          AMOUNT     MATURITIES     RECEIVE       PAY       AMOUNT     MATURITIES     RECEIVE
                                        -----------  -----------  -----------  ---------  -----------  -----------  -----------
Variable to fixed.....................   $     155          1999        5.16        6.24   $     155          1999        5.46
Cross-currency........................         204     1999-2001      --            6.55         204     1999-2001      --


                                           PAY
                                        ---------
Variable to fixed.....................       6.24
Cross-currency........................       6.55

    At December 31, 1998, deferred credits of $8 and deferred charges of $49 on closed forward contracts are included as part of the carrying value of the underlying debt. The deferred credits and charges are recognized as yield adjustments over the life of the debt that matures at various dates through 2043.

    In the event we are owed money under the swap agreements, we could be exposed to risk in the event of nonperformance by counterparties. We manage this exposure by monitoring the credit standing of the counterparties and establishing dollar and term limitations that correspond to the respective credit rating of each counterparty. As of December 31, 1998, we do not believe that we have any exposure to any individual counterparty and do not anticipate nonperformance by any counterparty.

NOTE 6: FAIR VALUES OF FINANCIAL INSTRUMENTS

    Fair values of cash equivalents and current amounts receivable and payable approximate carrying values due to their short-term nature.

    The fair values of interest rate and cross-currency swaps are based on estimated amounts we would receive or pay to terminate such agreements allowing for current interest/foreign exchange rates and creditworthiness of the counterparties.

    The fair values of long-term debt are based on quoted market prices where available or, if not available, based on discounting future cash flows using current interest rates.

                                                                                           DECEMBER 31,
                                                                          ----------------------------------------------
                                                                                   1998                    1997
                                                                          ----------------------  ----------------------
                                                                           CARRYING      FAIR      CARRYING      FAIR
                                                                             VALUE       VALUE       VALUE       VALUE
                                                                          -----------  ---------  -----------  ---------
Debt (includes short-term portion)......................................   $   9,919   $  10,342   $   5,715   $   5,860
Swap agreements--liabilities............................................      --              24      --              28
                                                                          -----------  ---------  -----------  ---------
Total Debt..............................................................   $   9,919   $  10,366   $   5,715   $   5,888
                                                                          -----------  ---------  -----------  ---------
                                                                          -----------  ---------  -----------  ---------

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 7: STOCKHOLDERS' EQUITY

    Activity in stockholders' equity is as follows:

                                                            U S WEST       PRE-
                                                             COMMON     SEPARATION    COMMON     RETAINED
                                                              STOCK       EQUITY       STOCK     EARNINGS      TOTAL
                                                           -----------  -----------  ---------  -----------  ---------
                                                           (SHARES IN
                                                           THOUSANDS)
BALANCE, JANUARY 1, 1996.................................     473,635    $   3,657   $  --       $  --       $   3,657
  Net income.............................................      --            1,535      --          --           1,535
  Dividends declared on common stock.....................      --           (1,024)     --          --          (1,024)
  Dividends declared to Old U S WEST.....................      --             (286)     --          --            (286)
  Common stock issuances.................................       6,822          216      --          --             216
  Equity returned to Old U S WEST........................      --              (21)     --          --             (21)
  Other..................................................      --                8      --          --               8
                                                           -----------  -----------  ---------       -----   ---------
BALANCE, DECEMBER 31, 1996...............................     480,457        4,085      --          --           4,085
  Net income.............................................      --            1,524      --          --           1,524
  Dividends declared on common stock.....................      --           (1,034)     --          --          (1,034)
  Dividends declared to Old U S WEST.....................      --             (347)     --          --            (347)
  Common stock issuances.................................       4,058          138      --          --             138
  Other..................................................      --                1      --          --               1
                                                           -----------  -----------  ---------       -----   ---------
BALANCE, DECEMBER 31, 1997...............................     484,515        4,367      --          --           4,367
  Net income from January 1 to June 12, 1998.............      --              747      --          --             747
  Dividends declared on common stock.....................      --             (528)     --          --            (528)
  Dividends declared to Old U S WEST.....................      --             (159)     --          --            (159)
  Common stock issuances.................................       1,100           55      --          --              55
  Return of capital from Old U S WEST....................      --               13      --          --              13
  Treasury stock purchases...............................        (574)         (32)     --          --             (32)
  Other..................................................      --                2      --          --               2
JUNE 12, 1998 SEPARATION:
  Contributed capital from Old U S WEST upon Separation,
    excluding assumption of debt.........................      --           (4,465)      4,465      --          --
  Repayment of Dex Indebtedness to MediaOne..............      --           --          (3,829)     --          (3,829)
  Issuance of common stock to MediaOne stockholders net
    of repurchases.......................................      16,646       --             850      --             850
  Distribution to MediaOne stockholders for Dex
    Dividend.............................................      --           --            (850)     --            (850)
  Dividend to MediaOne for share of Old U S WEST's debt
    refinancing costs....................................      --           --            (140)     --            (140)
  Common stock issuances.................................       1,521       --              58      --              58
  Treasury stock purchases...............................        (305)      --             (15)     --             (15)
  Net income from June 13 to December 31, 1998...........      --           --          --             761         761
  Dividends declared on common stock.....................      --           --          --            (538)       (538)
  Other..................................................      --           --              (7)     --              (7)
                                                           -----------  -----------  ---------       -----   ---------
BALANCE, DECEMBER 31, 1998...............................     502,903    $  --       $     532   $     223   $     755
                                                           -----------  -----------  ---------       -----   ---------
                                                           -----------  -----------  ---------       -----   ---------

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 7: STOCKHOLDERS' EQUITY (CONTINUED)
    COMMON STOCK. Prior to the Separation, Old U S WEST had two separate classes of outstanding common stock; Communications Stock and Media Stock. In conjunction with the Separation, on June 12, 1998, Old U S WEST redeemed each issued and outstanding share of Communications Stock (other than shares of Communications Stock held as treasury stock) for one share of U S WEST common stock. Each share of Communications Stock held as treasury stock by Old U S WEST was cancelled. For presentation purposes, Communications Stock shares outstanding prior to June 12, 1998 are shown as U S WEST shares.

    DIVIDENDS. We declared dividends of $2.14 per share of common stock during 1998, 1997 and 1996. Prior to the Separation Date, we paid dividends monthly to Old U S WEST based on Dex's net income adjusted for the amortization of intangibles.

    LEVERAGED EMPLOYEE STOCK OWNERSHIP PLAN ("LESOP"). Prior to the Separation, we participated in the defined contribution savings plan sponsored by Old U S WEST (the "Old U S WEST Savings Plan") which covered substantially all employees. Old U S WEST matched a percentage of the eligible employee contributions with shares of Communications Stock and/or Media Stock in accordance with participant elections. Old U S WEST maintained a LESOP to provide shares of common stock for matching contributions. During 1998, prior to the Separation, the outstanding debt of the LESOP which was used to acquire common stock, was fully paid down. Contributions to the LESOP as well as dividends on unallocated shares of common stock held by the LESOP were used for debt service.

    In connection with the Separation, the unallocated shares in the LESOP as of June 12, 1998, were split between us and MediaOne. We received 342,814 and 196,014 shares of U S WEST and MediaOne common stock, respectively. We sold the MediaOne common stock in the open market, the proceeds of which were used to acquire shares of our common stock for matching contributions. As of December 31, 1998, all of such unallocated shares received by us from the LESOP had been allocated to participant accounts.

    As a result of the Separation, we assumed sponsorship of the Old U S WEST Savings Plan which covers substantially all our employees (the "U S WEST Savings Plan"), and MediaOne adopted a new plan ("MediaOne Savings Plan"), covering eligible employees of MediaOne. Existing account balances of such MediaOne employees were transferred from the Old U S WEST Savings Plan to the MediaOne Savings Plan.

    As of October 1998, we had utilized all the unallocated shares of the LESOP for purposes of making matching contributions. Through this time period, we recognized contribution expense based upon the cash payments method as specified in SOP 76-3, "Accounting Practices for Certain Employee Stock Ownership Plans."

    Subsequent to October 1998, we made $14 of cash contributions to the U S WEST Savings Plan, which utilized the cash to purchase shares of common stock in the open market. Compensation expense for

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 7: STOCKHOLDERS' EQUITY (CONTINUED) this period was equal to our cash contributions. The following LESOP information applies to the time period contributions were accounted for under SOP 76-3.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                  1998         1997         1996
                                                                                  -----        -----        -----
Benefit expense..............................................................   $      84    $      74    $      59
Interest expense.............................................................           3            6            8
                                                                                      ---          ---          ---
Total expense................................................................   $      87    $      80    $      67
                                                                                      ---          ---          ---
                                                                                      ---          ---          ---
Dividends for debt service...................................................   $       1    $       3    $       5
                                                                                      ---          ---          ---
                                                                                      ---          ---          ---

    STOCKHOLDERS RIGHTS PLAN. Our board of directors has adopted a stockholders rights plan which, in the event of a takeover attempt, would entitle existing stockholders to certain preferential rights. These rights expire on June 1, 2008 and are redeemable by us at any time prior to the date they become effective.

NOTE 8: EARNINGS PER SHARE

    Certain of the financial effects of the Separation and the Dex Alignment, including interest expense associated with the refinancing of the Dex Indebtedness and the dilutive effects of the Dex Dividend, are not reflected in the historical consolidated statements of income prior to the Separation Date. As a result, earnings per share for 1998, 1997 and 1996 are presented on both a pro forma and historical basis. The pro forma earnings per share amounts give effect to the Dex Indebtedness and the issuance of approximately 16,341,000 shares (net of the redemption of 305,000 fractional shares) of common stock in connection with the Dex Alignment as if such transactions had been consummated as of January 1, 1998, 1997 and 1996, respectively.

    The following reflects the computation of basic and diluted earnings per share on a historical and pro forma basis. Income and earnings per share are before an extraordinary item and the cumulative effect of change in accounting principle. The earnings per share amounts presented on the consolidated statements of income may not foot due to rounding of individual components.

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
BASIC EARNINGS PER SHARE                                             1998       1997       1996
-----------------------------------------------------------------  ---------  ---------  ---------
                                                                        (SHARES IN THOUSANDS)
Income...........................................................     $1,508     $1,527     $1,501
Pro forma adjustment(1)..........................................        (72)      (162)      (162)
                                                                   ---------  ---------  ---------
Pro forma income.................................................     $1,436     $1,365     $1,339
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Basic weighted average shares(2).................................    494,395    482,751    477,549
Pro forma adjustment(3)..........................................      7,432     16,341     16,341
                                                                   ---------  ---------  ---------
Pro forma basic weighted average shares..........................    501,827    499,092    493,890
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Basic earnings per share.........................................      $3.05      $3.16      $3.14
Pro forma basic earnings per share...............................      $2.86      $2.73      $2.71

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 8: EARNINGS PER SHARE (CONTINUED)

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
DILUTED EARNINGS PER SHARE                                           1998       1997       1996
-----------------------------------------------------------------  ---------  ---------  ---------
                                                                        (SHARES IN THOUSANDS)
Income...........................................................     $1,508     $1,527     $1,501
Interest on convertible zero coupon subordinated notes, net of
  tax............................................................     --              9         13
                                                                   ---------  ---------  ---------
Income used for diluted earnings per share.......................      1,508      1,536      1,514
Pro forma adjustment(1)..........................................        (72)      (162)      (162)
                                                                   ---------  ---------  ---------
Pro forma income.................................................     $1,436     $1,374     $1,352
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Basic weighted average shares(2).................................    494,395    482,751    477,549
Effect of dilutive securities:
  Stock options..................................................      4,403      2,386      1,536
  Convertible zero coupon subordinated notes.....................     --          6,095      9,506
                                                                   ---------  ---------  ---------
Diluted weighted average shares..................................    498,798    491,232    488,591
Pro forma adjustment(3)..........................................      7,432     16,341     16,341
                                                                   ---------  ---------  ---------
Pro forma diluted weighted average shares........................    506,230    507,573    504,932
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Diluted earnings per share.......................................      $3.02      $3.13      $3.10
Pro forma diluted earnings per share.............................      $2.84      $2.71      $2.68

------------------------------

(1) Reflects incremental (after-tax) interest expense associated with the Dex Indebtedness from the beginning through the end of each period presented up to the Separation Date.

(2) Historical average shares assume a one-for-one conversion of historical Communications Stock outstanding into shares of U S WEST as of the Separation Date.

(3) Reflects the issuance of approximately 16,341,000 shares of common stock (net of the redemption of approximately 305,000 fractional shares) issued in connection with the Dex Alignment as if the shares had been issued at the beginning of each period indicated.

    The dilutive securities represent the incremental weighted-average shares from the assumed exercise of stock options and the assumed conversion of the zero coupon subordinated notes redeemed in August 1997.

NOTE 9: STOCK INCENTIVE PLANS

    We maintain stock incentive plans for employees and nonemployees, primarily members of the board of directors. The 1998 U S WEST stock plan (the "Plan"), under which we may grant awards in the form of stock options, stock appreciation rights and restricted stock, as well as substitute stock options and restricted stock awards, was approved by stockholders on June 12, 1998, in connection with the Separation. The Plan is a successor plan to the Amended 1994 Stock Plan (the "Predecessor Plan"), under which shares of Communications Stock were previously issued. No further grants may be made under the Predecessor Plan.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 9: STOCK INCENTIVE PLANS (CONTINUED)
    Effective June 12, 1998, each outstanding Communications Group stock option was converted into one U S WEST stock option, whether held by U S WEST or MediaOne employees. Each option granted under the Plan has the same terms, conditions, exercise price, vesting and restrictions as the Communications Group stock awards it replaced.

    Under the Plan, a maximum of 4.8 million shares could be granted in 1998. Thereafter, the maximum aggregate number of shares of stock granted in any calendar year for all purposes under the Plan is one percent (1.00%) of the shares outstanding (excluding shares held in our treasury) on the first day of such year. In the event that fewer than the full aggregate number of shares available for issuance in any year are issued in any calendar year, the shares not issued shall be added to the shares available for issuance in any subsequent year or years. The options' exercise price is equal to the fair market value of the common stock on the date of the grant. Options granted vest over periods up to five years and may be exercised no later than 10 years after the grant date.

    FAS No. 123, "Accounting for Stock-Based Compensation," requires the fair value of stock options to be calculated using an option pricing model. We have elected the "pro forma, disclosure only" option permitted under FAS No. 123, instead of recording a charge to operations, as shown below:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Net income:
  As reported........................................................  $   1,508  $   1,524  $   1,535
  Adjusted for FAS No. 123...........................................      1,479      1,511      1,533
Earnings per share:
  As reported--basic.................................................  $    3.05  $    3.16  $    3.21
  As reported--diluted...............................................       3.02       3.12       3.17
  Adjusted for FAS No. 123--basic....................................       2.99       3.13       3.21
  Adjusted for FAS No. 123--diluted..................................       2.97       3.10       3.14

    Because the FAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not represent that expected in future years.

    Following are the weighted-average assumptions used with the Black-Scholes option-pricing model to estimate the fair value of options granted during 1998, 1997 and 1996:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Risk-free interest rate..............................................        5.5%       6.4%       6.5%
Expected dividend yield..............................................        4.2%       5.8%       6.7%
Expected option life (years).........................................        4.0        4.0        4.5
Expected stock price volatility......................................       22.9%      25.0%      19.6%
Weighted average grant date fair value...............................  $    8.75  $    5.70  $    3.67

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 9: STOCK INCENTIVE PLANS (CONTINUED)
    Information on outstanding options is summarized as follows (shares in thousands):

                                                                                         WEIGHTED
                                                                           NUMBER OF   AVG. EXERCISE
                                                                            SHARES         PRICE
                                                                          -----------  -------------
Outstanding January 1, 1996.............................................       9,423     $   24.39
  Granted...............................................................       3,625         30.97
  Exercised.............................................................      (1,206)        22.37
  Canceled or expired...................................................        (429)        25.01
                                                                          -----------
Outstanding December 31, 1996...........................................      11,413         26.67
  Granted...............................................................       9,492         34.87
  Exercised.............................................................      (2,649)        25.41
  Canceled or expired...................................................        (637)        27.54
                                                                          -----------
Outstanding December 31, 1997...........................................      17,619         31.23
  Granted...............................................................       9,589         50.81
  Exercised.............................................................      (2,480)        23.03
  Canceled or expired...................................................        (700)        36.99
                                                                          -----------
Outstanding December 31, 1998...........................................      24,028         38.45
                                                                          -----------
                                                                          -----------

    The outstanding options at December 31, 1998, have the following characteristics (shares in thousands):

                                               OUTSTANDING OPTIONS               EXERCISABLE OPTIONS
                                     ---------------------------------------  --------------------------
                                                    WEIGHTED-     WEIGHTED-                   WEIGHTED-
                                                     AVERAGE       AVERAGE                     AVERAGE
                                       NUMBER       REMAINING     EXERCISE       NUMBER       EXERCISE
RANGE OF EXERCISE PRICES             OUTSTANDING  LIFE (YEARS)      PRICE      EXERCISABLE      PRICE
-----------------------------------  -----------  -------------  -----------  -------------  -----------
$16.08 - $26.11....................       3,297          5.84     $   22.21         3,057     $   23.95
26.34 - 32.63......................       3,395          7.01         31.05         2,197         30.84
32.75 - 36.13......................       7,585          8.23         34.28         1,158         35.54
36.25 - 49.63......................       2,795          8.79         46.12           699         46.14
49.75 - 63.94......................       6,956          9.46         51.22        --             50.31
                                     -----------          ---    -----------        -----    -----------
  Total............................      24,028          8.15     $   38.45         7,111     $   30.15
                                     -----------          ---    -----------        -----    -----------
                                     -----------          ---    -----------        -----    -----------

    Options to purchase 5,299,955 and 3,881,100 shares of common stock at weighted-average exercise prices of $25.72 and $25.71 were exercisable at December 31, 1997 and 1996, respectively.

    Approximately 2 million shares of common stock were available for grant at December 31, 1998. Approximately 26 million shares of common stock were reserved for issuance at December 31, 1998.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 10: EMPLOYEE BENEFITS

PENSION, POSTRETIREMENT AND OTHER POST EMPLOYMENT BENEFITS

    We have a noncontributory defined benefit pension plan (the "Pension Plan") for substantially all management and occupational employees and postretirement healthcare and life insurance plans for retirees. We also provide post employment benefits for certain former employees.

    Prior to the Separation, we participated in the defined benefit pension plan and postretirement healthcare and life insurance plans sponsored by Old U S WEST. Accordingly, our financial statements for periods prior to the Separation Date reflect an allocation of costs from Old U S WEST for its employees and retirees while they were included in Old U S WEST's plans.

    On June 12, 1998, we assumed sponsorship of the Old U S WEST pension plan and MediaOne established a new defined benefit pension plan for eligible MediaOne employees (the "MediaOne Pension Plan"). In connection with the Separation, a portion of the existing assets of the Old U S WEST pension plan were transferred at fair value to the MediaOne Pension Plan such that the ratio of plan assets to plan liabilities, calculated on a projected benefit obligation basis as determined by independent actuaries, was the same for the Pension Plan and the MediaOne Pension Plan. The pension benefit obligation and plan assets transferred to the MediaOne Pension Plan at June 12, 1998 were approximately $150 and $200, respectively.

    In addition, on June 12, 1998, the three funded retiree medical and life insurance benefits trusts, maintained by Old U S WEST under an employee welfare benefit program for its employees, were split between us and MediaOne. One of the trusts covered hourly employees only and was transferred in its entirety to us. The remaining two trusts were transferred to us, and MediaOne established new trusts. A portion of the assets of the latter two trusts was transferred to MediaOne's trusts based upon the same methodology used to transfer assets of the Pension Plan to the MediaOne Pension Plan, except that the liabilities were calculated by independent actuaries using the accumulated postretirement benefit obligation method. The accumulated postretirement benefit obligation and plan assets transferred to MediaOne's trusts at June 12, 1998 were approximately $20 and $5, respectively.

    Pension benefits for management employees are based upon their salary while occupational employee benefits are based upon years of service and job classification. Pension and postretirement costs are recognized over the period in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Our funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required in 1998, 1997 or 1996.

    Since plan assets for pension and postretirement benefits were not historically segregated into separate accounts or restricted to providing benefits to employees of U S WEST, assets of the plan were used to provide benefits to employees of both U S WEST and MediaOne. Therefore, the following pension and postretirement benefits plan information for periods prior to June 12, 1998, reflects the pension cost (credit), postretirement benefit cost, benefit obligation, assets and funded status of the Old U S WEST plans.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 10: EMPLOYEE BENEFITS (CONTINUED)
    The portion of the pension credit applicable to U S WEST was $33 in 1997 and $5 in 1996. The components of the pension credit are as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            1998       1997       1996
                                                                          ---------  ---------  ---------
Details of pension cost (credit):
  Service cost..........................................................  $     189  $     176  $     192
  Interest cost.........................................................        639        625        586
  Expected return on plan assets........................................       (852)      (759)      (714)
  Amortization of transition asset......................................        (79)       (80)       (80)
  Amortization of prior service cost....................................          2          2         (5)
  Recognized actuarial loss.............................................     --         --             16
                                                                          ---------  ---------  ---------
Net pension credit......................................................  $    (101) $     (36) $      (5)
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    The portion of the postretirement benefit cost applicable to U S WEST was $179 in 1997 and $166 in 1996. The components of the postretirement benefit cost are as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            1998       1997       1996
                                                                          ---------  ---------  ---------
Details of postretirement benefit cost:
  Service cost..........................................................  $      72  $      66  $      70
  Interest cost.........................................................        319        296        259
  Expected return on plan assets........................................       (213)      (174)      (157)
  Amortization of prior service cost....................................         19         19          3
  Recognized actuarial gain.............................................        (30)       (28)        (9)
                                                                          ---------  ---------  ---------
Total postretirement benefit cost.......................................  $     167  $     179  $     166
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    Since plan assets for pension and postretirement benefits were not historically segregated into separate accounts or restricted to providing benefits to employees of U S WEST, assets of the plan were used to provide benefits to employees of both U S WEST and MediaOne. Therefore, the following pension and postretirement benefit plan information for periods prior to June 12, 1998, reflects the benefit obligation, assets and funded status of the Old U S WEST plans.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 10: EMPLOYEE BENEFITS (CONTINUED)
    Following is a reconciliation of the benefit obligation for the pension and postretirement plans:

                                                                                      POSTRETIREMENT
                                                                   PENSION               BENEFITS
                                                             --------------------  --------------------
                                                             YEAR ENDED DECEMBER   YEAR ENDED DECEMBER
                                                                     31,                   31,
                                                             --------------------  --------------------
                                                               1998       1997       1998       1997
                                                             ---------  ---------  ---------  ---------
Benefit obligation at beginning of year....................  $   9,167  $   8,310  $   4,406  $   3,891
Service cost...............................................        189        176         72         66
Interest cost..............................................        639        625        319        296
Actuarial gain.............................................        499        750        297        307
Plan amendments............................................     --         --           (105)    --
Divestitures...............................................       (224)    --            (23)    --
Benefits paid..............................................       (648)      (694)      (141)      (154)
                                                             ---------  ---------  ---------  ---------
Benefit obligation at end of year..........................  $   9,622  $   9,167  $   4,825  $   4,406
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------

    Following is a reconciliation of the change in the fair value of plan assets for the pension and postretirement plans.

                                                                                   POSTRETIREMENT
                                                                PENSION               BENEFITS
                                                          --------------------  --------------------
                                                          YEAR ENDED DECEMBER   YEAR ENDED DECEMBER
                                                                  31,                   31,
                                                          --------------------  --------------------
                                                            1998       1997       1998       1997
                                                          ---------  ---------  ---------  ---------
Fair value of plan assets at beginning of year..........  $  12,260  $  10,958  $   2,413  $   2,063
Actual return on plan assets............................      1,579      1,996        264        394
Employer contributions..................................     --         --             18         33
Divestitures............................................       (212)    --             (4)    --
Section 420 transfer....................................        (54)    --             54     --
Benefits paid...........................................       (648)      (694)      (141)       (77)
                                                          ---------  ---------  ---------  ---------
Fair value of plan assets at end of year................  $  12,925  $  12,260  $   2,604  $   2,413
                                                          ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------

    In December 1998, under provisions of section 420 of the Internal Revenue Code, $54 of pension assets were transferred to the postretirement benefit plan to pay for current year retiree health care benefits.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 10: EMPLOYEE BENEFITS (CONTINUED)
    The following table represents the funded status of the pension and postretirement plans:

                                                                                  POSTRETIREMENT
                                                               PENSION               BENEFITS
                                                         --------------------  --------------------
                                                             DECEMBER 31,          DECEMBER 31,
                                                         --------------------  --------------------
                                                           1998       1997       1998       1997
                                                         ---------  ---------  ---------  ---------
Funded (unfunded) status...............................  $   3,303  $   3,093  $  (2,221) $  (1,993)
Unrecognized net actuarial gain........................     (2,195)    (1,966)      (482)      (631)
Unamortized prior service cost.........................          4          6        140        160
Balance of unrecognized transition asset...............       (466)      (546)    --         --
                                                         ---------  ---------  ---------  ---------
Prepaid (accrued) benefit cost.........................  $     646  $     587  $  (2,563) $  (2,464)
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------

    The actuarial assumptions used to account for the plans are as follows:

                                                                                       POSTRETIREMENT
                                                                    PENSION               BENEFITS
                                                              --------------------  --------------------
                                                                  DECEMBER 31,          DECEMBER 31,
                                                              --------------------  --------------------
                                                                1998       1997       1998       1997
                                                              ---------  ---------  ---------  ---------
Weighted-average discount rate..............................      6.75%      7.00%      6.75%      7.00%
Expected long-term rate of return on plan assets*...........      8.80%      8.50%      8.80%      8.50%
Weighted-average rate of compensation increase..............      4.65%      5.50%     N/A        N/A

------------------------------

* The expected long-term rate of return on plan assets for the pension and postretirement plans was 8.5% for 1996.

    For measurement purposes, an 8.0% annual rate of increase in the healthcare cost trend rate for 1998 is assumed. The healthcare cost trend rate is assumed to gradually decline to an ultimate rate of 5.0% in 2011.

    A 1.0% change in the assumed healthcare cost trend rate would have had the following effects in 1998:

                                                                                  ONE-PERCENT CHANGE
                                                                               ------------------------
                                                                                INCREASE     DECREASE
                                                                               -----------  -----------
Effect on the aggregate of the service and interest cost components of net
  periodic postretirement benefit cost.......................................   $      53    $     (43)
Effect on accumulated postretirement benefit obligation......................         541         (451)

    In October 1998, the Communications Workers of America voting members (who are our employees), ratified new three-year contracts. These contracts provide for both salary increases of 10.9% and pension increases totaling 21% over three years. These benefit changes are reflected in the above calculations.

    We provide other post employment benefits, such as worker's compensation and disability to former or inactive employees who are not eligible for retirement.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 11: INCOME TAXES

    The components of the provision for income taxes are as follows:

                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                                                        -------------------------------
                                                                          1998       1997       1996
                                                                        ---------  ---------  ---------
FEDERAL:
  Current.............................................................  $     685  $     798  $     697
  Deferred............................................................        103        (10)        93
  Investment tax credits--net.........................................        (13)       (16)       (28)
                                                                        ---------  ---------  ---------
                                                                              775        772        762
                                                                        ---------  ---------  ---------
STATE AND LOCAL:
  Current.............................................................        108        119         92
  Deferred............................................................         28         11         22
                                                                        ---------  ---------  ---------
                                                                              136        130        114
                                                                        ---------  ---------  ---------
Provision for income taxes............................................  $     911  $     902  $     876
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    We paid $678, $906 and $814 for income taxes in 1998, 1997 and 1996, respectively.

    The effective tax rate differs from the statutory tax rate as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                                1998       1997       1996
                                                                              ---------  ---------  ---------
                                                                                       (IN PERCENT)
Federal statutory tax rate..................................................       35.0       35.0       35.0
Investment tax credit amortization..........................................       (0.4)      (0.4)      (0.7)
State income taxes--net of federal effect...................................        3.7        3.5        3.1
Other.......................................................................       (0.6)      (1.0)      (0.5)
                                                                                    ---        ---        ---
Effective tax rate..........................................................       37.7       37.1       36.9
                                                                                    ---        ---        ---
                                                                                    ---        ---        ---

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 11: INCOME TAXES (CONTINUED)
    The components of the net deferred tax liability are as follows:

                                                                                     DECEMBER 31,
                                                                                 --------------------
                                                                                   1998       1997
                                                                                 ---------  ---------
Property, plant and equipment..................................................  $   1,633  $   1,574
State deferred taxes--net of federal effect....................................        205        198
Other..........................................................................         40         40
                                                                                 ---------  ---------
  Deferred tax liabilities.....................................................      1,878      1,812
                                                                                 ---------  ---------
Postretirement benefits, net of pension........................................        701        672
Restructuring and other........................................................     --             21
Unamortized investment tax credit..............................................         56         59
State deferred taxes--net of federal effect....................................        135        141
Other..........................................................................        351        399
                                                                                 ---------  ---------
  Deferred tax assets..........................................................      1,243      1,292
                                                                                 ---------  ---------
Net deferred tax liability.....................................................  $     635  $     520
                                                                                 ---------  ---------
                                                                                 ---------  ---------

    TAX SHARING AGREEMENT. We entered into a tax sharing agreement with MediaOne that governs the allocation of federal, state, local and foreign tax liabilities and related tax matters such as the preparation and filing of tax returns and the conduct of audits and other tax proceedings for taxable periods up to the Separation. In general, the tax sharing agreement provides that (i) we will be responsible for, and will indemnify MediaOne against, tax liabilities relating to the Communications Group, for taxable periods ending on or prior to the Separation and (ii) MediaOne will be responsible for, and will indemnify us against, tax liabilities relating to the Media Group, for taxable periods ending on or prior to the Separation.

NOTE 12: SEGMENT INFORMATION

    We are organized on the basis of our products and service, operating in two segments: communications and related services and directory services. The communications and related services segment provides telecommunication services to more than 25 million residential and business customers in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. The communications and related services segment provides local telephone services, exchange access services, that connect customers to the facilities of other carriers, long-distance services within local access and transport areas, wireless personal communications services and high speed data and Internet access services. The directory services segment publishes approximately 270 White and Yellow Pages telephone directories and provides electronic directory and other information services.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 12: SEGMENT INFORMATION (CONTINUED)
    Segment financial information is as follows:

                                                            COMMUNICATIONS
                                                               & RELATED      DIRECTORY   RECONCILING  CONSOLIDATED
                                                               SERVICES       SERVICES       ITEMS        TOTAL
                                                            ---------------  -----------  -----------  ------------
1998
Operating revenues........................................     $  11,101      $   1,277    $  --        $   12,378
Operating income..........................................         5,092            657       (2,700)        3,049(1)
Assets....................................................        17,883            524       --            18,407
Capital expenditures......................................         2,863             42       --             2,905

1997
Operating revenues........................................        10,519          1,190         (230)(2)      11,479
Operating income..........................................         4,982            615       (2,821)        2,776(1)
Assets....................................................        17,246            516          (95)(3)      17,667
Capital expenditures......................................         2,643             29       --             2,672

1996
Operating revenues........................................        10,053          1,115       --            11,168
Operating income..........................................         4,850            524       (2,562)        2,812(1)
Assets....................................................        16,915            493         (129)(3)      17,279
Capital expenditures......................................         2,806             25       --             2,831

------------------------------

(1) Represents income before income taxes, extraordinary item and cumulative effect of change in accounting principle. Adjustments that are made to the total of the segments' operating income in order to arrive at income before income taxes, extraordinary item and cumulative effect of change in accounting principle include the following:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Costs and adjustments excluded from segment data but included in the consolidated total:
Separation costs.....................................................  $      94  $  --      $  --
Asset impairment charge..............................................         35     --         --
Regulatory charges...................................................     --            230     --
Taxes other than income taxes........................................        372        428        404
Depreciation and amortization........................................      2,199      2,163      2,158
                                                                       ---------  ---------  ---------
                                                                       $   2,700  $   2,821  $   2,562
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

(2) Represents regulatory charges, primarily attributable to the state of Washington.

(3) Represents intercompany receivables.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 12: SEGMENT INFORMATION (CONTINUED)

    In addition to the operating revenues disclosed above, intersegment operating revenues of the communications and related services segment were $28, $30 and $26 for 1998, 1997 and 1996, respectively. Intersegment operating revenues of the directory services segment were $10, $6 and $5 for 1998, 1997 and 1996, respectively.

    Certain costs relating to general and administrative services, including executive management, legal, tax, accounting and auditing, treasury, strategic planning and public policy services, have been directly assigned to the communications and related services and the directory services segments based on actual utilization or are allocated based on operating expense, number of employees, external revenues, average capital and/or average equity.

    SIGNIFICANT CONCENTRATIONS. The largest volume of the communications and related services segment revenues are provided to AT&T Corp. ("AT&T"). During 1998, 1997 and 1996 revenues from services provided to AT&T were $900, $1,049 and $1,046, respectively. As of December 31, 1998, we are not aware of any other significant concentration of business transacted with a particular customer that could, if suddenly eliminated, severely impact operations.

    At December 31, 1998, we had 54,483 employees, of which 46,310 are employees of U S WEST Communications, Inc., a wholly owned subsidiary ("USWC") and 3,580 are employees of Dex. Approximately 72% of USWC employees and 63% of Dex employees are represented by unions.

NOTE 13: RELATED PARTY TRANSACTIONS

    BELL COMMUNICATIONS RESEARCH, INC. ("BELLCORE"). Charges relating to research, development and maintenance of existing technologies performed by Bellcore, in which we had a one-seventh ownership interest, were $118 and $97 in 1997 and 1996, respectively.

    In 1997, we sold our interest in Bellcore. We received cash proceeds of $65 and recorded an after-tax gain of $32. Bellcore continues to provide research and development and other services to us on a contract basis.

NOTE 14: COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    We have entered into an agreement with Olympic Properties of the United States to sponsor the 2002 Salt Lake City Winter Olympics and the U.S. Olympic Teams through 2004. As of December 31, 1998, we have a remaining commitment of $55 to be paid in a combination of cash and services through 2004.

CONTINGENCIES

    USWC has pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both.

    OREGON. On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely USWC's alternative form of regulation ("AFOR") plan and it then undertook a review of USWC's earnings. In May 1997, the OPUC ordered USWC to reduce its annual revenues by $97,

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 14: COMMITMENTS AND CONTINGENCIES (CONTINUED) effective May 1, 1997 and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. This one-time refund for interim rates became subject to refund when USWC's AFOR plan was terminated on May 1, 1996.

    USWC filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted USWC's request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in USWC's favor on most of the appealed issues. The OPUC appealed to the Oregon Court of Appeals on March 19, 1998, and the appeal remains pending. USWC continues to charge interim rates, subject to refund, during the pendency of that appeal. The potential exposure, including interest, at December 31, 1998, is not expected to exceed $315.

    UTAH. The Utah Supreme Court has remanded a Utah Public Service Commission ("UPSC") order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: i) unforeseen and extraordinary events and ii) misconduct. The UPSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest at December 31, 1998, is not expected to exceed $175.

    NEW MEXICO. The New Mexico State Corporation Commission ("NMSCC") issued an order on May 29, 1998, requiring USWC to reduce its annual revenues by approximately $22. A rehearing before the NMSCC was denied. The NMSCC's order was then removed to the New Mexico Supreme Court for review that effectively stays the order. Oral arguments to the New Mexico Supreme Court are preliminarily scheduled for February 1999. The potential exposure, including interest, at December 31, 1998, is not expected to exceed $11.

    STATE REGULATORY ACCRUALS. USWC has accrued $203 at December 31, 1998, which represents its estimated liabilities for all state regulatory proceedings, predominately the items discussed above. It is possible that the ultimate liabilities could exceed the amounts accrued by up to approximately $300. USWC will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions and will adjust estimates as new information becomes available.

    In addition to its estimated liabilities for state regulatory proceedings, USWC has an accrued liability of approximately $38 at December 31, 1998 related to refunds in the state of Washington.

    OTHER CONTINGENCIES. In December 1998, we were informed of the possibility of a claim by a purported class challenging the transfer of approximately $54 from the U S WEST pension trust to the U S WEST health care trust to pay retiree medical expenses pursuant to Section 420 of the Internal Revenue Code of 1986, as amended. We believe that this transfer complied with the applicable law and the associated plan documents. We plan to vigorously defend any such claim if and when it is asserted.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 15: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          QUARTERLY FINANCIAL DATA
                                                                             --------------------------------------------------
                                                                                FIRST       SECOND        THIRD       FOURTH
                                                                               QUARTER      QUARTER      QUARTER      QUARTER
                                                                             -----------  -----------  -----------  -----------
1998
Operating revenues.........................................................   $   3,009    $   3,053    $   3,112    $   3,204
Net income.................................................................         434          327          379          368
Pro forma net income.......................................................         393          296          379          368
Earnings per share:
  Basic....................................................................        0.89         0.67         0.76         0.73
  Diluted..................................................................        0.89         0.67         0.75         0.73
  Pro forma basic..........................................................        0.78         0.59         0.76         0.73
  Pro forma diluted........................................................        0.78         0.59         0.75         0.73

1997
Operating revenues.........................................................   $   2,867    $   2,830    $   2,960    $   2,822
Income before extraordinary item...........................................         420          416          423          268
Earnings per share before extraordinary item:
  Basic....................................................................        0.87         0.86         0.88         0.55
  Diluted..................................................................        0.86         0.85         0.87         0.55
Net income.................................................................         420          416          420          268
Earnings per share:
  Basic....................................................................        0.87         0.86         0.87         0.55
  Diluted..................................................................        0.86         0.85         0.86         0.55
Pro forma income before extraordinary item.................................         380          375          383          227
Pro forma earnings per share before extraordinary item:
  Basic....................................................................        0.76         0.75         0.77         0.45
  Diluted..................................................................        0.75         0.74         0.76         0.45

    1998 second-quarter net income includes Separation expenses of $68 ($0.13 per diluted share) and a $21 ($0.04 per diluted share) charge related to the impairment of certain long-lived assets associated with our video operations.

    1997 first-quarter net income includes $11 ($0.02 per diluted share) from gains on the sales of local telephone exchanges. 1997 second-quarter net income includes $18 ($0.04 per diluted share) from gains on the sales of local telephone exchanges. 1997 third-quarter net income includes $19 ($0.04 per diluted share) from gains on the sales of local telephone exchanges and an extraordinary charge of $3 ($0.01 per diluted share) for the early extinguishment of debt. 1997 fourth-quarter net income includes a $152 ($0.31 per

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 15: QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) diluted share) regulatory charge related primarily to the 1997 Washington State Supreme Court ruling that upheld a 1996 rate order and a $32 ($0.07 per diluted share) gain on the sale of our investment in Bellcore.

                                                                               MARKET PRICE
                                                                    ----------------------------------
PER SHARE MARKET AND DIVIDEND DATA                                     HIGH        LOW        CLOSE      DIVIDENDS
------------------------------------------------------------------  ----------  ----------  ----------  -----------
1998
  First quarter...................................................  $  56.3125  $  45.3750  $  54.6250   $  0.5350
  Second quarter..................................................     57.4375     46.8125     46.8125      0.5350
  Third quarter...................................................     54.9375     48.4375     52.5000      0.5350
  Fourth quarter..................................................     65.0000     51.8750     64.6250      0.5350

1997
  First quarter...................................................  $  37.2500  $  31.7500  $  33.8750   $  0.5350
  Second quarter..................................................     38.5000     31.1250     37.6875      0.5350
  Third quarter...................................................     39.4375     35.6250     38.5000      0.5350
  Fourth quarter..................................................     46.9375     36.8750     45.1250      0.5350

    Per share market and dividend data prior to June 12, 1998 represents data of Communications Stock. Per share market and dividend data as of and subsequent to June 12, 1998 represents data of U S WEST.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of U S WEST, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in U S WEST, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998, and have issued our report thereon dated January 22, 1999 appearing on page F-1. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule appearing on page F-32 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Denver, Colorado
January 22, 1999

                                 U S WEST, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

                                                            BALANCE AT      CHARGED      CHARGED                     BALANCE
                                                             BEGINNING        TO        TO OTHER                    AT END OF
                                                             OF PERIOD      EXPENSE     ACCOUNTS     DEDUCTIONS      PERIOD
                                                           -------------  -----------  -----------  -------------  -----------
Allowance for uncollectibles:
  1998...................................................    $      72     $     141(a)  $  --        $     144(b)  $      69
  1997...................................................           60           126(a)     --              114(b)         72
  1996...................................................           50           116(a)         (3)         103(b)         60
Reserves related to 1993 business restructuring,
  including workforce reductions and facility
  consolidation:
  1998...................................................    $      56     $  --        $     (24)    $      32     $  --
  1997...................................................          126        --           --                70            56
  1996...................................................          368        --           --               242           126

------------------------------

(a) Does not include amounts charged directly to expense. These amounts were $5, $8 and $7 for 1998, 1997 and 1996, respectively.

(b) Represents credit losses written off during the period, less collection of amounts previously written off.