Form 10-K405/A
period 1998-12-31
U S WEST INC /DE/
filed 1999-03-24
CIK 1054522

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  ITEM                                DESCRIPTION                                    PAGE
  ------------------------------------------------------------------------------     -----

                                            PART I
    1. Business..................................................................          2
    2. Properties................................................................          5
    3. Legal Proceedings.........................................................          5
    4. Submission of Matters to a Vote of Security Holders.......................          5

                                            PART II

    5. Market for Registrant's Common Equity and Related Stockholder Matters.....          6
    6. Selected Financial Data...................................................          6
    7. Management's Discussion and Analysis of Financial Condition and Results of
        Operations..............................................................           6
   7A. Quantitative and Qualitative Disclosures about Market Risk................          6
    8. Consolidated Financial Statements and Supplementary Data..................          6
    9. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure..............................................................           7

                                           PART III

   10. Directors and Executive Officers of the Registrant........................          7
   11. Executive Compensation....................................................          7
   12. Security Ownership of Certain Beneficial Owners and Management............          7
   13. Certain Relationships and Related Transactions............................          7

                                            PART IV

   14. Financial Statement Schedules, Reports on Form 8-K and Exhibits...........          7

                                 U S WEST, INC.
                                  FORM 10-K/A
               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Some of the information presented in this Annual Report on Form 10-K/A or incorporated by reference constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although U S WEST, Inc. ("U S WEST" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations include:

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

OPERATIONS

    We are organized on the basis of our products and services and operate in four segments: retail services, wholesale services, network services and directory services.

RETAIL SERVICES

    The principal types of retail services we offer are: (i) local exchange telephone services, (ii) long-distance services within local access and transport areas ("LATAs") in the Region, (iii) wireless services and (iv) high-speed data and Internet services.

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

    At December 31, 1998, U S WEST Communications had over 16.5 million telephone network access lines in service, an increase of 3.5% over 1997. On January 15, 1999, we announced that U S WEST Communications plans to sell approximately 500,000 access lines over the next 12-18 months. For the year ended December 31, 1998, local exchange services and high-speed data and Internet access services accounted for 43% and 10%, respectively, of U S WEST's total revenue. IntraLATA long-distance service and wireless services each accounted for less than 10% of total 1998 revenues. For financial information about segments of our business, you should read Note 12 to the consolidated financial statements, on pages F-25 through F-27.

WHOLESALE SERVICES

    We provide exchange access services by connecting the equipment and facilities of our customers with the communications networks of interexchange carriers and other local exchange carriers, including competitive local exchange carriers. These connections are provided by linking these carriers and customers through our public switched network or through our dedicated private lines. For the year ended December 31, 1998, exchange access services accounted for 21% of U S WEST's total revenue.

NETWORK SERVICES

    Our network segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments. Our revenue from network services accounted for less than 10% of 1998 revenues.

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

COMPETITION

    We face increasing competition from a variety of sources, including other local service providers, long-distance service providers, cable TV companies, wireless service providers, Internet service providers and other entrants from closely related industries. For a discussion of competition, you should read the section entitled "Competition" under Management's Discussion and Analysis of Financial Condition and Results of Operations on page 24.

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

    State and local regulatory authorities may also regulate certain terms and conditions of the offering of wireless services, such as the siting and construction of transmitter towers, antennas and equipment shelters and zoning and building permit approvals. For a further discussion, you should read the section entitled "Regulation" under Management's Discussion and Analysis of Financial Condition and Results of Operations on page 25.

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

                      EXECUTIVE OFFICERS OF U S WEST, INC.

    In accordance with General Instruction G(3) for this Form 10-K/A, the following information is included as an additional item in Part I:

                                                                                                      DATE ASSUMED
                                                                                                         PRESENT
NAME                                                   POSITION                             AGE         POSITION
------------------------------  ------------------------------------------------------      ---      ---------------
Solomon D. Trujillo...........  President and Chief Executive Officer                           47           1998(1)
Betsy J. Bernard..............  Executive Vice President - Retail Markets                       43           1998(2)
Janet K. Cooper...............  Vice President - Treasurer and Controller                       45           1998(3)
John A. Kelley, Jr............  President of Wholesale - U S WEST Communications, Inc.          49           1998(4)
Mark D. Roellig...............  Executive Vice President - Public Policy, Human                 43           1998(5)
                                 Resources & Law, General Counsel and Secretary
James A. Smith................  Executive Vice President and President of U S WEST              46           1998(6)
                                 Dex, Inc.
Allan R. Spies................  Executive Vice President and Chief Financial Officer            50           1998(7)
Gregory M. Winn...............  Executive Vice President - Operations and Technology            49           1998(8)

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

(3) As part of the Separation, Ms. Cooper became Vice President and Treasurer of U S WEST, Inc. In March of 1999, Ms. Cooper became Controller of U S WEST, Inc. She has been the Vice President and Treasurer of U S WEST Communications, Inc. since May of 1998. Before joining U S WEST, Ms. Cooper was Vice President of Treasury and Tax Business of The Quaker Oats

    Company from 1992 to 1998. Ms. Cooper joined The Quaker Oats Company in 1978 and held various financial and managerial positions.

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

(6) As part of the Separation, Mr. Smith became Executive Vice President of U S WEST, Inc. He has served as President and Chief Executive Officer of U S WEST Dex, Inc. since 1997. Mr. Smith had been a Vice President of Old U S WEST since 1987 and has held a variety of operational, marketing and management positions with Old U S WEST and its predecessors for 20 years. Mr. Smith serves on the boards of the U S WEST Foundation, the Public Education Network, The Children's Hospital and The Wigwam Club, Inc.

(7) As part of the Separation, Mr. Spies became Executive Vice President and Chief Financial Officer of U S WEST, Inc. Previously, Mr. Spies was Vice President and Chief Financial Officer of U S WEST Communications Group since 1997. Mr. Spies had been a Vice President of Old U S WEST since 1995 and has held a variety of finance and management positions with Old U S WEST and its predecessors for over 28 years.

(8) Mr. Winn became Executive Vice President - Operations and Technology in July of 1998. Mr. Winn served as Executive Vice President - Retail Markets for U S WEST Communications Group from 1997 to 1998 and for U S WEST from the Separation date until July of 1998. Mr. Winn had been a Vice President of Old U S WEST since 1994 and has held a variety of marketing and sales positions with Old U S WEST and its predecessors for 28 years.

    Executive Officers are not elected for a fixed term of office, but serve at the discretion of the Board of Directors.

    Except for Ms. Bernard, Ms. Cooper and Mr. Kelley, each of the above executive officers has held a managerial position with Old U S WEST or an affiliate of Old U S WEST since 1994.

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

ITEM 6. SELECTED FINANCIAL DATA

    For a discussion of the information required by this item, you should refer to pages 12 and 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For a discussion of the information required by this item, you should refer to pages 13 through 31.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a discussion of the information required by this item, you should refer to pages 23 and 24.

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

    For a discussion of our Directors, you should refer to our definitive Proxy Statement ("Proxy Statement") under "Election of Directors," which we incorporate by reference into this Form 10-K/A.

ITEM 11. EXECUTIVE COMPENSATION

    For a discussion of the information required by this item, you should refer to our Proxy Statement under "Compensation of Executive Officers" and "Director Compensation," which we incorporate by reference into this Form 10-K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For a discussion of the information required by this item, you should refer to our Proxy Statement under "Security Ownership of Management," which we incorporate by reference into this Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For a discussion of the information required under this item, you should refer to Note 13 of the consolidated financial statements on page F-27.

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

(b) Reports on Form 8-K:

    U S WEST filed the following reports on Form 8-K during the fourth quarter of 1998 and through the filing of this Form 10-K/A:

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

  (viii) report dated February 23, 1999 providing notification of a press release entitled "U S WEST Commits $300 Million in Added Spending."

    (ix) report dated February 24, 1999 attaching U S WEST Summary Annual
         Report.

    (x) report dated February 25, 1999 providing notification of a press release entitled "U S WEST Holds Third Annual Investor Conference."

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

 EXHIBIT
  NUMBER
----------
  (10-B)    --Employee Matters Agreement between U S WEST, Inc. (renamed "MediaOne Group, Inc.") and USW-C,
              Inc. (renamed "U S WEST, Inc."), dated June 5, 1998 (Exhibit 99.2 to Form 8-K/A dated June 26,
              1998, File No. 1-14087).

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

  (10-H)    --Form of Executive Severance Agreement (Exhibit 10(h) to Form 10-Q for the quarter ended June
              30, 1998, File No. 1-14087).

  (10-I)    --1998 U S WEST Stock Plan (Exhibit 10-A to the Form S-4 Registration Statement No. 333-45765,
              filed February 6, 1998, as amended).

  (10-J)    --U S WEST Long-Term Incentive Plan (Exhibit 10-D to the Form S-4 Registration Statement No.
              333-45765, filed February 6, 1998, as amended).

 EXHIBIT
  NUMBER
----------
  (10-K)    --U S WEST Executive Short-Term Incentive Plan (Exhibit 10-E to the Form S-4 Registration
              Statement No. 333-45765, filed February 6, 1998, as amended).

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

    23      --Consent of Independent Public Accountants.

    24      --Powers of Attorney.

    27      --Financial Data Schedule.

    99      --Annual Report on Form 11-K for the U S WEST Savings Plan/ESOP for the year ended December 31,
              1998, to be filed by amendment.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 22, 1999.

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

PRINCIPAL EXECUTIVE OFFICER

/s/ Solomon D. Trujillo*        President and Chief
                                  Executive Officer

PRINCIPAL FINANCIAL OFFICER:

/s/ Allan R. Spies              Executive Vice President
                                  and Chief Financial
                                  Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Janet K. Cooper*            Vice President-Treasurer
                                  and Controller

DIRECTORS:

/s/ Richard D. McCormick*       Chairman of the Board

/s/ Linda G. Alvarado*

/s/ Craig R. Barrett*

/s/ The Honorable Hank Brown*

/s/ Jerry J. Colangelo*

/s/ George J. Harad*

/s/ Peter S. Hellman*

/s/ Allen F. Jacobson*

/s/ Marilyn Carlson Nelson*

/s/ Frank Popoff*

/s/ Solomon D. Trujillo*

*By             /s/ ALLAN R. SPIES
          ------------------------------
                  Allan R. Spies
               (for himself and as
                Attorney-in-Fact)

Dated March 22, 1999

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
Pro forma earnings per share:(3)
    Basic............................................  $     2.86      *           *           *           *
    Diluted..........................................        2.84      *           *           *           *
Pro forma average common shares outstanding
  (thousands):
    Basic............................................     501,827      *           *           *           *
    Diluted..........................................     506,230      *           *           *           *
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

(3) Pro forma income reflects the incremental interest expense associated with the Dex Indebtedness from the beginning of the period through the Separation Date. The pro forma earnings per diluted share amounts also reflect the issuance of approximately 16,341,000 shares of common stock (net of the redemption of approximately 305,000 fractional shares) issued in connection with the Dex Alignment as if the shares had been issued at the beginning of the period indicated.

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

                                                                                    INCREASE (DECREASE)
                                                                1998       1997
                                                              ---------  ---------  --------------------
Segment results:
Retail segment..............................................  $   6,194  $   5,940  $     254        4.3%
Wholesale segment...........................................      1,908      2,176       (268)     (12.3)%
Network segment.............................................     (2,776)    (2,738)       (38)      (1.4)%
Directory segment...........................................        657        615         42        6.8%
                                                              ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------

    SEGMENT RESULTS. For segment reporting purposes, segment margins exclude certain costs and expenses, including depreciation and amortization, corporate expenses, taxes other than income and other non-recurring charges. See Note 12 to the consolidated financial statements.

    Margin from the retail services segment increased due to revenue growth, primarily from local service revenues. The revenue increase was partially offset by the higher operating expenses driven by growth initiatives. Margin from the wholesale services segment decreased as a result of price reductions as mandated by the FCC and higher operating costs, primarily interconnection costs, partially offset by greater demand for interstate access services. Margin from the network services segment decreased as a result of additional expenditures to support growth in the retail services segment. Margin from the directory segment increased due to growth in directory services revenue partially offset by increased printing, paper and sales support costs.

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

    Normalized income decreased $3 or 0.2% in 1997 and normalized diluted earnings per share decreased $0.03 or 1.0%. The decreases were primarily due to the $152 after-tax regulatory charge ($250 pretax) relating primarily to the Washington Rate Order. Absent the effects of this charge, normalized income increased $149 or 10.3%. The increase was primarily due to strong demand for our telecommunications business and directory services and a 1996 after-tax charge of $15 to reorganize and reduce headcount in the directory services segment. Partially offsetting the effects of increased demand were higher expenses for interconnection, provisions for estimated regulatory liabilities other than in Washington and start-up costs associated with growth initiatives.

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

                                                                                     INCREASE (DECREASE)
                                                                 1997       1996
                                                               ---------  ---------  --------------------
Segment results:
Retail segment...............................................  $   5,940  $   5,605  $     335        6.0%
Wholesale segment............................................      2,176      2,183         (7)      (0.3)%
Network segment..............................................     (2,738)    (2,553)      (185)      (7.2)%
Directory segment............................................        615        524         91       17.4%
                                                               ---------  ---------  ---------        ---
                                                               ---------  ---------  ---------        ---

    SEGMENT RESULTS. For segment reporting purposes, segment margins exclude certain costs and expenses, including depreciation and amortization, corporate expenses, taxes other than income and other non-recurring charges. See Note 12 to the consolidated financial statements.

    Margin from the retail services segment increased due to revenue growth, primarily from local service revenues. The revenue increase was partially offset by higher operating expenses driven by start-up costs associated with growth initiatives. Margin from the wholesale services segment remained relatively consistent in 1997 compared to 1996. Margin from the network services segment decreased as a result of additional expenditures to support growth in the retail services segment. Margin from the directory segment increased due to growth in directory services revenue from both volume and price increases. Partially offsetting this income growth were revenue declines associated with exited product lines that were non-strategic to the directories business and increased printing, paper and sales support costs.

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

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. Cash provided by operations was $3,927, $4,191 and $3,614 in 1998, 1997 and 1996, respectively. The decrease in operating cash flow in 1998 resulted from a reduction in payables, the effects of refunds paid relating to regulatory rulings and an increase in accounts receivable. Partially offsetting these items were the effects of business growth in both the communications and directories businesses and lower income tax payments.

    Cash from operations increased $577 during 1997 primarily due to business growth and efforts to manage working capital in the communications business. Lower restructuring expenditures, a decrease in funding postretirement benefits and growth in the directories business also contributed to the increase.

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

ARTHUR ANDERSEN LLP

Denver, Colorado
January 22, 1999 (except with respect to
Note 12 and Note 14, as to which the
date is March 22, 1999)

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

NOTE 8: EARNINGS PER SHARE

    Certain of the financial effects of the Separation and the Dex Alignment, including interest expense associated with the refinancing of the Dex Indebtedness and the dilutive effects of the Dex Dividend, are not reflected in the historical consolidated statements of income prior to the Separation Date. As a result, earnings per share for 1998 are presented on both a pro forma and historical basis. The pro forma earnings per share amounts give effect to the Dex Indebtedness and the issuance of approximately 16,341,000 shares (net of the redemption of 305,000 fractional shares) of common stock in connection with the Dex Alignment as if such transactions had been consummated as of January 1, 1998.

    The following reflects the computation of basic and diluted earnings per share on a historical and pro forma basis. Income and earnings per share are before an extraordinary item and the cumulative effect of change in accounting principle. The earnings per share amounts presented on the consolidated statements of income may not foot due to rounding of individual components.

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
BASIC EARNINGS PER SHARE                                             1998       1997       1996
-----------------------------------------------------------------  ---------  ---------  ---------
                                                                        (SHARES IN THOUSANDS)
Income...........................................................     $1,508     $1,527     $1,501
                                                                              ---------  ---------
                                                                              ---------  ---------
Pro forma adjustment(1)..........................................        (72)
                                                                   ---------
Pro forma income.................................................     $1,436
                                                                   ---------
                                                                   ---------
Basic weighted average shares(2).................................    494,395    482,751    477,549
                                                                              ---------  ---------
                                                                              ---------  ---------
Pro forma adjustment(3)..........................................      7,432
                                                                   ---------
Pro forma basic weighted average shares..........................    501,827
                                                                   ---------
                                                                   ---------
Basic earnings per share.........................................      $3.05      $3.16      $3.14
Pro forma basic earnings per share...............................      $2.86

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 8: EARNINGS PER SHARE (CONTINUED)

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
DILUTED EARNINGS PER SHARE                                           1998       1997       1996
-----------------------------------------------------------------  ---------  ---------  ---------
                                                                        (SHARES IN THOUSANDS)
Income...........................................................     $1,508     $1,527     $1,501
Interest on convertible zero coupon subordinated notes, net of
  tax............................................................     --              9         13
                                                                   ---------  ---------  ---------
Income used for diluted earnings per share.......................      1,508     $1,536     $1,514
                                                                              ---------  ---------
                                                                              ---------  ---------
Pro forma adjustment(1)..........................................        (72)
                                                                   ---------
Pro forma income.................................................     $1,436
                                                                   ---------
                                                                   ---------
Basic weighted average shares(2).................................    494,395    482,751    477,549
Effect of dilutive securities:
  Stock options..................................................      4,403      2,386      1,536
  Convertible zero coupon subordinated notes.....................     --          6,095      9,506
                                                                   ---------  ---------  ---------
Diluted weighted average shares..................................    498,798    491,232    488,591
                                                                              ---------  ---------
                                                                              ---------  ---------
Pro forma adjustment(3)..........................................      7,432
                                                                   ---------
Pro forma diluted weighted average shares........................    506,230
                                                                   ---------
                                                                   ---------
Diluted earnings per share.......................................      $3.02      $3.13      $3.10
Pro forma diluted earnings per share.............................      $2.84

------------------------------

(1) Reflects incremental (after-tax) interest expense associated with the Dex Indebtedness from the beginning through the end of the period presented up to the Separation Date.

(2) Historical average shares assume a one-for-one conversion of historical Communications Stock outstanding into shares of U S WEST as of the Separation Date.

(3) Reflects the issuance of approximately 16,341,000 shares of common stock (net of the redemption of approximately 305,000 fractional shares) issued in connection with the Dex Alignment as if the shares had been issued at the beginning of the period indicated.

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

NOTE 12: SEGMENT INFORMATION

    We operate in four segments: retail services, wholesale services, network services and directory services. The retail services segment provides local telephone services, long-distance services, wireless services and data services. The wholesale services segment provides exchange access services that connect customers to the facilities of interexchange carriers and interconnection to our telecommunications network to competitive local exchange carriers. Our network services segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments. The directory services segment publishes approximately 270 White and Yellow Pages telephone directories and provides electronic directory and other information services. We provide our services to more than 25 million residential customers and business customers in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

    Following is a breakout of our segments. Because significant expenses of operating the retail services and wholesale services segments are not allocated to the segments for decision making purposes, management does not believe the segment margins are representative of the actual operating results of the

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 12: SEGMENT INFORMATION (CONTINUED) segments. The margin for the retail services and wholesale services segments excludes network and corporate expenses. The margin for the network services segment and the directory services segment excludes corporate expenses. The "other" category includes our corporate expenses. The communications and related services column represents a total of the retail services, wholesale services and network services segments. As a result of regulatory actions and changes in internal reporting, the classification of certain operating revenues and expenses has changed during 1998, 1997 and 1996. It has not been practicable to restate 1997 and 1996 results to conform to the current year's presentation. Accordingly, the operating revenues and margins may not be comparable for each year.

                                                                                       TOTAL
                                                                                    COMMUNICATIONS
                                            RETAIL       WHOLESALE      NETWORK     AND RELATED    DIRECTORY
                                           SERVICES      SERVICES      SERVICES      SERVICES       SERVICES      OTHER
                                          -----------   -----------   -----------   -----------   ------------   -------
1998
Operating revenues......................   $8,556        $2,590       $   214        $11,360         $ 1,277     $    --
Margin..................................    6,194         1,908        (2,776)        5,326              657        (234)
Assets..................................         (3)           (3)           (3)           (3)           524          (3)
Capital expenditures....................      362(4)         --         2,376         2,738               42         125

1997
Operating revenues......................    7,893         2,609           163        10,665            1,190          --
Margin..................................    5,940         2,176        (2,738)        5,378              615        (396)
Assets..................................         (3)           (3)           (3)           (3)           516          (3)
Capital expenditures....................      340(4)         --         2,214         2,554               29          89

1996
Operating revenues......................    7,401         2,648           176        10,225            1,115          --
Margin..................................    5,605         2,183        (2,553)        5,235              524        (385)
Assets..................................         (3)           (3)           (3)           (3)           493          (3)
Capital expenditures....................      105(4)         --         2,546         2,651               25         155


                                           RECONCILING    CONSOLIDATED
                                              ITEMS           TOTAL
                                          -------------   -------------
1998
Operating revenues......................    $  (259)(1)     $12,378
Margin..................................     (3,330)          2,419(2)
Assets..................................     17,883(3)       18,407
Capital expenditures....................         --           2,905
1997
Operating revenues......................       (376)(1)      11,479
Margin..................................     (3,168)          2,429(2)
Assets..................................     17,151(3)       17,667
Capital expenditures....................         --           2,672
1996
Operating revenues......................       (172)(1)      11,168
Margin..................................     (2,997)          2,377(2)
Assets..................................     16,786(3)       17,279
Capital expenditures....................         --           2,831

------------------------------

(1) Represents primarily intersegment charges. The 1997 amount also includes $230 of regulatory charges, primarily attributable to the state of Washington.

(2) Represents income before income taxes, extraordinary item and cumulative effect of change in accounting principle. Adjustments that are made to the total of the segments' income in order to arrive at income before income taxes, extraordinary item and cumulative effect of change in accounting principle include the following:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Costs and adjustments to reconcile segment data to the consolidated total:
Separation costs.....................................................  $      94  $  --      $  --
Asset impairment charge..............................................         35     --         --
Regulatory charges...................................................     --            230     --
Other expense--net...................................................        630        347        435
Taxes other than income taxes........................................        372        428        404
Depreciation and amortization........................................      2,199      2,163      2,158
                                                                       ---------  ---------  ---------
                                                                       $   3,330  $   3,168  $   2,997
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

(3) A breakout of assets for all segments is not provided to our chief operating decision maker. The reconciling items column represents the amount to reconcile to the consolidated total.

(4) Capital expenditures reported for the retail services segment include only expenditures for wireless services and certain data services. Additional capital expenditures relating to these services are included in network services capital expenditures.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 12: SEGMENT INFORMATION (CONTINUED)

    In addition to the operating revenues disclosed above, intersegment operating revenues of the retail services segment were $28, $30 and $26 for 1998, 1997 and 1996, respectively. Intersegment operating revenues of the network services segment were $70, $64 and $63 for 1998, 1997 and 1996, respectively. Intersegment operating revenues of the directory services segment were $10, $6 and $5 for 1998, 1997 and 1996, respectively.

    SIGNIFICANT CONCENTRATIONS. The wholesale services segment derives significant revenues from AT&T Corp. ("AT&T"). During 1998, 1997 and 1996 revenues from services provided to AT&T were $900, $1,049 and $1,046, respectively. As of December 31, 1998, we are not aware of any other significant concentration of business transacted with a particular customer that could, if suddenly eliminated, severely impact operations.

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

    OREGON. On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely USWC's alternative form of regulation ("AFOR") plan and it then undertook a review of USWC's earnings. In May 1997, the OPUC ordered USWC to reduce its annual revenues by $97, effective May 1, 1997 and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. This one-time refund for interim rates became subject to refund when USWC's AFOR plan was terminated on May 1, 1996.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 14: COMMITMENTS AND CONTINGENCIES (CONTINUED)
    USWC filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted USWC's request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in USWC's favor on most of the appealed issues. The OPUC appealed to the Oregon Court of Appeals on March 19, 1998, and the appeal remains pending. USWC continues to charge interim rates, subject to refund, during the pendency of that appeal. The potential exposure, including interest, at December 31, 1998, is not expected to exceed $315.

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

    NEW MEXICO. The New Mexico State Corporation Commission ("NMSCC") issued an order on May 29, 1998, requiring USWC to reduce its annual revenues by approximately $22. A rehearing before the NMSCC was denied. The NMSCC's order was then removed to the New Mexico Supreme Court for review that effectively stays the order. In March 1999, the New Mexico Supreme Court ruled that USWC must reduce rates prospectively and refund approximately $18.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of U S WEST, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in U S WEST, Inc.'s (the "Company") Annual Report on Form 10-K/A for the year ended December 31, 1998, and have issued our report thereon dated January 22, 1999 (except with respect to Note 12 and Note 14, as to which the date is March 22, 1999) appearing on page F-1. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule appearing on page F-32 of this Form 10-K/A is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

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

                                     [LOGO]