Form 10-Q
period 1999-03-31
U S WEST INC /DE/
filed 1999-05-07
CIK 1054522

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

                  For the Quarterly Period Ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number 1-14087

                                 U S WEST, Inc.
             (Exact name of registrant as specified in its charter)

             A Delaware Corporation                                                      84-0953188
 (State or other jurisdiction of incorporation                              (I.R.S. Employer Identification No.)
                of organization)


                 1801 California Street, Denver, Colorado 80202
                         Telephone Number (303) 672-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At April 22, 1999, 503,593,778 shares of common stock were outstanding.

===============================================================================

                                 U S WEST, Inc.
                                    Form 10-Q

                                TABLE OF CONTENTS

Item                                                                   Page
                         PART I - FINANCIAL INFORMATION

1.  Financial Statements

           Consolidated Statements of Income -
                     Three months ended March 31, 1999 and 1998          3

           Consolidated Balance Sheets -
                      March 31, 1999 and December 31, 1998               4

           Consolidated Statements of Cash Flows -
                     Three months ended March 31, 1999 and 1998          5

           Notes to Consolidated Financial Statements                    6

2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          12

3.  Quantitative and Qualitative Disclosures
           About Market Risk                                            20


                           PART II - OTHER INFORMATION

1.   Legal Proceedings                                                  26

6.   Exhibits and Reports on Form 8-K                                   26

                                 U S WEST, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                Quarter Ended March 31,
                                                                1999             1998
                                                                ----             ----
                                                             (dollars in millions, except
                                                                   per share amounts)

   Operating revenues:
        Local services                                            $1,867           $1,730
        Access services                                             681              665
        Long-distance services                                      174              204
        Directory services                                          326              306
        Other services                                              134              104
                                                          ---------------  ---------------
             Total operating revenues                              3,182            3,009
    Operating expenses:
         Employee-related expenses                                 1,125            1,006
         Other operating expenses                                    662              656
         Depreciation and amortization                               602              532
                                                          ---------------  ---------------
             Total operating expenses                              2,389            2,194
                                                          ---------------  ---------------

    Operating income                                                 793              815
    Other expense:
         Interest expense                                          (153)             (97)
         Other expense-net                                           (1)             (25)
                                                          ---------------  ---------------

             Total other expense-net                               (154)            (122)
                                                          ---------------  ---------------

    Income before income taxes                                       639              693
    Provision for income taxes                                       242              259
                                                          ---------------  ---------------


    Net income                                                      $397             $434
                                                          ===============  ===============

    Basic earnings per share                                       $0.79            $0.89
                                                          ===============  ===============
    Basic average shares outstanding (in 000's)                  503,306          484,964
                                                          ===============  ===============
    Diluted earnings per share                                     $0.78            $0.89
                                                          ===============  ===============
    Diluted average shares outstanding (in 000's)                508,121          489,113
                                                          ===============  ===============
    Dividends per share                                           $0.535           $0.535
                                                          ===============  ===============


The accompanying notes are an integral part of the consolidated financial statements.

                                 U S WEST, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,      December 31,
                                                                       1999            1998
                                                                       ----            ----
                                                                   (unaudited)
                                                                       (dollars in millions,
                                                                        except share amounts)

   ASSETS
   Current assets:
        Cash and cash equivalents                                            $36               $49
        Accounts receivable, less allowance
           for uncollectibles  of
        $70 and $69, respectively                                          1,700             1,743
        Inventories and supplies                                             236               197
        Deferred directory costs                                             276               274
        Deferred tax assets                                                  161               151
        Prepaid and other                                                    127                78
                                                                  ---------------  ----------------

   Total current assets                                                    2,536             2,492
   Property, plant and equipment-net                                      15,098            14,908
   Other assets-net                                                        1,075             1,007
                                                                  ---------------  ----------------

   Total assets                                                          $18,709           $18,407
                                                                  ===============  ================


   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
        Short-term debt                                                   $1,393            $1,277
        Accounts payable                                                   1,326             1,347
        Accrued expenses                                                   1,753             1,702
        Advanced billings and customer deposits                              377               370
                                                                  ---------------  ----------------

   Total current liabilities                                               4,849             4,696
   Long-term debt                                                          8,642             8,642
   Postretirement and other postemployment benefit obligations             2,632             2,643
   Deferred income taxes                                                     811               786
   Unamortized investment tax credits                                        159               159
   Deferred credits and other                                                696               726

   Commitments and Contingencies

   Stockholders' equity:
        Preferred stock - $1.00 par value,
          19,000,000 shares authorized, none issued and
            outstanding                                                        -                 -
        Series A junior preferred stock-$1.00 par value,
          10,000,000 shares authorized, none issued and
            outstanding                                                        -                 -
        Common stock-$0.01 par value, 2,000,000,000 shares
          authorized, 503,797,638 and 503,207,058 issued,
            503,493,635 and 502,903,055 outstanding.                         553               532
        Retained earnings                                                    352               223
        Accumulated other comprehensive income                                15                 -
                                                                   ---------------  ----------------

   Total stockholders' equity                                                920               755
                                                                   ---------------  ----------------

   Total liabilities and stockholders' equity                            $18,709           $18,407
                                                                   ===============  ================



     The accompanying notes are an integral part of the consolidated financial statements.

                                 U S WEST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                               Quarter Ended March 31,
                                                                                                1999            1998
                                                                                                ----            ----
                                                                                                (dollars in millions)

OPERATING ACTIVITIES
Net income                                                                                           $397            $434
     Adjustments to net income:
        Depreciation and amortization                                                                 602             532
        Deferred income taxes and amortization of investment tax credits                               14              65
     Changes in operating assets and liabilities:
        Accounts receivable                                                                            43             101
        Inventories, supplies and other current assets                                               (109)            (41)
        Accounts payable, accrued expenses and advanced billings                                       51             124
        Other                                                                                         (61)             (6)
                                                                                            --------------  --------------
        Cash provided by operating activities                                                         937           1,209
                                                                                            --------------  --------------

INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                                                   (753)           (563)
    Proceeds from (payments on) disposals of property, plant and equipment                             (8)             19
    Other                                                                                             (11)            (18)
                                                                                            --------------  --------------
    Cash used for investing activities                                                               (772)           (562)
                                                                                            --------------  --------------

FINANCING ACTIVITIES
     Net proceeds from short-term debt                                                                256             119
     Net repayments of Old U S WEST debt                                                                -             (44)
     Repayments of long-term debt                                                                    (181)            (23)
     Proceeds from issuance of common stock                                                            16              17
     Dividends paid on common stock                                                                  (269)           (259)
     Dividends paid to Old U S WEST                                                                     -             (90)
     Purchases of treasury stock                                                                        -             (21)
                                                                                            --------------  --------------

     Cash used for financing activities                                                              (178)           (301)
                                                                                            --------------  --------------

CASH AND CASH EQUIVALENTS
     Increase (decrease)                                                                              (13)            346
     Beginning balance                                                                                 49              27
                                                                                            --------------  --------------

     Ending balance                                                                                   $36            $373
                                                                                            ==============  ==============


The accompanying notes are an integral part of the consolidated financial statements.

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the three months ended March 31, 1999
                                   (unaudited)
                 (dollars in millions, except per share amounts)


NOTE 1:  U S WEST SEPARATION

         On June 12, 1998, our former parent company, herein referred to as "Old U S WEST," separated into two independent companies (the "Separation"). Old U S WEST had conducted its businesses through two groups: (i) the U S WEST Communications Group (the "Communications Group"), which included the communications businesses of Old U S WEST, and (ii) the U S WEST Media Group (the "Media Group"), which included the multimedia and directories businesses of Old U S WEST. As part of the Separation, Old U S WEST contributed to us the businesses of the Communications Group and the domestic directories business of the Media Group known as U S WEST Dex, Inc. ("Dex"). The alignment of Dex with our Company is referred to in this document as the "Dex Alignment." Old U S WEST has continued as an independent public company comprised of the businesses of Media Group other than Dex and has been renamed MediaOne Group, Inc.

         In connection with the Dex Alignment, (i) Old U S WEST distributed, as the Dex dividend to holders of Media Group common stock, approximately 16,341,000 shares of our common stock (net of the redemption of approximately 305,000 fractional shares) with an aggregate of $850 in value (the "Dex
Dividend") and (ii) we refinanced $3,900 of Old U S WEST debt (the "Dex Indebtedness"), formerly allocated to Media Group.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation. The consolidated financial statements include the consolidated results of operations, financial position and cash flows of the businesses that comprise the Communications Group and Dex, as if such businesses operated as a separate entity for all periods and as of all dates presented. However, certain financial effects of the Separation and the Dex Alignment, including interest expense associated with refinancing the Dex Indebtedness and the dilutive effect of the Dex Dividend, are not reflected in the accompanying consolidated statements of income prior to the Separation.

         For periods prior to the Separation, the consolidated financial statements include an allocation of certain costs, expenses, assets and liabilities from Old U S WEST. We believe the allocations were reasonable; however the amount of costs allocated to us were not necessarily indicative of the costs that would have been incurred if we had operated as a stand-alone company. The consolidated financial statements may not necessarily reflect the financial position, results of operations or cash flows in the future or what they would have been had we been a separate, stand-alone company during such periods.

         The consolidated interim financial statements are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our consolidated financial position, results of operations and cash flows as of March 31, 1999 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of our accounting policies and other financial information are included in the audited consolidated financial statements filed with the Securities and Exchange
Commission in our Form 10-K/A for the year ended December 31, 1998. The consolidated results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

         Certain reclassifications of prior period revenue amounts have been made to conform to the current year presentation. For a description of the reclassifications, see the Form 8-K filed April 21, 1999.

         On January 1, 1999, we adopted the accounting provisions required by the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software. Adoption of the SOP resulted in an increase in net income for the quarter ended March 31, 1999 of $47 or $0.09 per diluted share.

NOTE 3:  EARNINGS PER SHARE

         The following presents a reconciliation of basic weighted average shares to diluted weighted average shares:


                                                                                 Quarter Ended March 31
                                                                           ------------------------------------

                                                                                1999                1998
                                                                                ----                ----

Basic weighted average shares outstanding                                          503,306             484,964
Dilutive effect of stock options                                                     4,815               4,149
                                                                           ----------------    ----------------

Diluted weighted average shares outstanding                                        508,121             489,113
                                                                           ================    ================


         Certain of the financial effects of the Separation and the Dex Alignment, including interest expense associated with the refinancing of the Dex Indebtedness and the dilutive effects of the Dex Dividend, are not reflected in the historical consolidated statements of income prior to the Separation. The following presents earnings per share for the quarter ended March 31, 1998 on a pro forma basis. The pro forma earnings per share amounts give effect to the Dex Indebtedness and issuance of approximately 16,341,000 shares (net of the redemption of 305,000 fractional shares) of common stock in connection with the Dex Alignment as if such transactions had been consummated as of January 1, 1998 (shares in thousands).


 Basic Earnings Per Share
 Net income                                                    $434
 Pro forma adjustment(1)                                        (41)
                                                     ---------------

 Pro forma net income                                          $393
                                                     ===============


 Basic weighted average shares(2)                           484,964
 Pro forma adjustment(3)                                     16,341
                                                     ---------------

 Pro forma basic weighted average shares                    501,305
                                                     ---------------

 Pro forma basic earnings per share                           $0.78
                                                     ===============

Diluted Earnings Per Share
Net income                                                     $434

Pro forma adjustment(1)                                         (41)
                                                     ---------------

Pro forma net income                                           $393
                                                     ===============


Diluted weighted average shares(2)                          489,113
Pro forma adjustment(3)                                      16,341
                                                     ---------------

Pro forma diluted weighted average shares                   505,454
                                                     ---------------

Pro forma diluted earnings per share                          $0.78
                                                     ===============

<F1>
(1) Reflects incremental (after-tax) interest expense associated with the Dex Indebtedness.
<F2>
(2) Historical average shares assume a one-for-one conversion of historical Communications stock outstanding into shares of U S WEST as of the Separation.
<F3>
(3) Reflects the issuance of approximately 16,341,000 shares of common stock (net of the redemption of approximately 305,000 fractional shares) issued in connection with the Dex Alignment as if the shares had been issued at the beginning of the period.

NOTE 4:  SEGMENT INFORMATION

         We operate in four segments: retail services, wholesale services, network services and directory services. The retail services segment provides local telephone services, including wireless, data and long-distance services. The wholesale services segment provides access services that connect customers to the facilities of interexchange carriers and interconnection to our telecommunications network to competitive local exchange carriers. Our network services segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments. The directory services segment publishes White and Yellow Pages telephone directories and provides electronic directory and other information services. We provide our services to more than 25 million residential and business customers in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

         Following is a breakout of our segments. Because significant expenses of operating the retail services and wholesale services segments are not allocated to the segments for decision-making purposes, management does not believe the segment margins are representative of the actual operating results of the segments. The margin for the retail services and wholesale services segments excludes network and corporate expenses. The margin for the network services segment and directory services segment excludes corporate expense. The "other" category includes our corporate expenses. The communications and related services column represents a total of the retail services, wholesale services and network services segments.



                                                         Total
                                                    Communications
                                                          and
                     Retail    Wholesale    Network    Related     Directory               Reconciling   Consolidated
                    Services    Services    Services    Services   Services     Other         Items          Total
                    --------    --------    --------    --------   --------     -----         -----          -----

      1999
Operating
revenues               $2,169        $691         $50      $2,910       $329           $-      $(57)(1)         $3,182
Margin                  1,505         530        (685)      1,350        170          (35)     (846)               639(2)
Assets                      -(3)        -(3)        -(3)        -(3)     549            -(3) 18,160(3)          18,709
Capital
expenditures              111(4)       31         638         780          7            -         -                787
      1998
Operating
revenues                2,067         635          45       2,747        307            -       (45)(1)          3,009
Margin                  1,564         510        (676)      1,398        158         (108)     (755)               693(2)
Assets                      -(3)        -(3)        -(3)        -(3)     496            -(3) 17,356(3)          17,852
Capital
expenditures              118(4)        -         391         509          6            7         -                522

<F1>
(1)      Represents primarily intersegment charges.
<F2>
(2) Represents income before income taxes. Adjustments that are made to the total of the segments' margin to arrive at income before income taxes include the following:



                                                                                   Quarter Ended March 31,
                                                                          ------------------------------------------
                                                                                 1999                   1998
                                                                          -------------------    -------------------

     Costs and adjustments excluded from segment data but
          included in the consolidated total:
     Taxes other than income taxes                                                       $90                   $101
     Depreciation and amortization                                                       602                    532
     Interest expense                                                                    153                     97
     Other expense-net                                                                     1                     25
                                                                          ===================    ===================
                                                                                        $846                   $755
                                                                          ===================    ===================

<F1>
(3) A breakout of assets for all segments is not provided to our chief operating decision-maker. The reconciling items column represents the amount to reconcile to the consolidated total.
<F2>
(4) Capital expenditures reported for the retail services segment include only expenditures for wireless services and certain data services. Additional capital expenditures relating to those services are included in network services capital expenditures.

         In addition to the operating revenues disclosed above, intersegment operating revenues of the retail services segment were $6 and $6 for the quarters ended March 31, 1999 and 1998, respectively. Intersegment operating revenues of the network services segment were $17 and $18 for the quarters ended March 31, 1999 and 1998, respectively. Intersegment operating revenues of the directory services segment were $3 and $1 for the quarters ended March 31, 1999 and 1998, respectively.

NOTE 5:  COMPREHENSIVE  INCOME

     Other  comprehensive   income  consists  of  $15  of  unrealized  gains  on
securities, which are net of deferred taxes of $10.

         Total comprehensive income for the quarter ended March 31, 1999 is as follows:


              Net income                                          $397
              Other comprehensive income                            15
                                                    ===================
              Comprehensive income                                $412
                                                    ===================

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Commitments

         We have entered into an agreement with Olympic Properties of the United States to sponsor the 2002 Salt Lake City Winter Olympics and the U.S. Olympic Teams through 2004. As of March 31, 1999, we have a remaining commitment of $49 to be paid in a combination of cash and services through 2004.

Contingencies

         U S WEST Communications, Inc. ("USWC"), our wholly owned subsidiary, has the following pending regulatory actions:

     Oregon. On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely USWC's alternative form of regulation ("AFOR") plan and it then undertook a review of USWC's earnings. In May 1997, the OPUC ordered USWC to reduce its annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. This one-time refund for interim rates became subject to refund when USWC's AFOR plan was terminated on May 1, 1996.

         USWC filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted USWC's request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in USWC's favor on most of the appealed issues. The OPUC appealed to the Oregon Court of Appeals on March 19, 1998, and the appeal remains pending. USWC continues to charge interim rates, subject to refund, during the pendency of that appeal. The potential exposure, including interest, at March 31, 1999, is not expected to exceed $350.

         Utah. The Utah Supreme Court has remanded a Utah Public Service Commission ("UPSC") order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: i) unforeseen and extraordinary events, and ii) misconduct. The UPSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. On April 19, 1999, the UPSC approved a settlement whereby USWC will refund $43 to its Utah basic exchange service customers. In addition, the UPSC approved a settlement between USWC and certain exchange carriers settling those carriers' claims for $3.

          State Regulatory Accruals. USWC has accrued $253 at March 31, 1999, which represents its estimated liabilities for all state regulatory proceedings. It is possible that the ultimate liabilities could exceed the amounts accrued by approximately $175. USWC will continue to monitor and evaluate the risks associated with its regulatory jurisdictions and will adjust estimates as new information becomes available.

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

         We are subject to other legal proceedings and claims that arise in the ordinary course of business. Although there can be no assurance of the ultimate disposition of these matters, it is management's opinion, based upon the information available at this time, that the expected outcome, individually or in the aggregate, will not have a material adverse effect on our results of operations and financial position.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions)

                Special Note Regarding Forward-Looking Statements

         Some of the information presented in this Form 10-Q constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although U S WEST, Inc. (the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations include:

o greater than anticipated competition from new entrants into the local exchange, intraLATA (local access transport area) toll, wireless, data and directories markets, causing loss of customers and increased price competition;

o changes in demand for our products and services, including optional custom calling features;

o higher than anticipated employee levels, capital expenditures and operating expenses (such as costs associated with interconnection and Year 2000 remediation);

o    the loss of significant customers;

o pending and future state and federal regulatory changes affecting the telecommunications industry, including changes that could have an impact on the competitive environment in the local exchange market;

o a change in economic conditions in the various markets served by our operations;

o higher than anticipated start-up costs associated with new business opportunities;

o    delays in our ability to begin offering interLATA long-distance services;

o consumer acceptance of broadband services, including telephony, data, video and wireless services; and

o delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

         These cautionary statements should not be construed as an exhaustive list or as any admission by us regarding the adequacy of the disclosures. We cannot always predict or determine after the fact what factors would cause actual results to differ materially from those indicated by our forward-looking statements or other statements. In addition, consider statements that include the terms "believes," "belief," "expects," "plans," "objectives," "anticipates," "intends," or the like to be uncertain and forward-looking. All cautionary statements should be read as being applicable to all forward-looking statements wherever they appear.

         We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed herein might not occur.

General

         On June 12, 1998, our former parent company, herein referred to as "Old U S WEST," separated into two independent companies (the "Separation"). Old U S WEST had conducted its businesses through two groups: (i) the U S WEST Communications Group (the "Communications Group"), which included the communications businesses of Old U S WEST, and (ii) the U S WEST Media Group (the "Media Group"), which included the multimedia and directories businesses of Old U S WEST. As part of the Separation, Old U S WEST contributed to us the businesses of the Communications Group and the domestic directories business of the Media Group known as U S WEST Dex, Inc. ("Dex"). The alignment of Dex with our Company is referred to in this document as the "Dex Alignment." Old U S WEST has continued as an independent public company comprised of the businesses of Media Group other than Dex and has been renamed MediaOne Group, Inc.

         In connection with the Dex Alignment, (i) Old U S WEST distributed, as the Dex dividend to holders of Media Group common stock, approximately 16,341,000 shares of our common stock (net of the redemption of approximately 305,000 fractional shares) with an aggregate of $850 in value (the "Dex
Dividend") and (ii) we refinanced $3,900 of Old U S WEST debt (the "Dex Indebtedness"), formerly allocated to Media Group.

         The consolidated financial statements include the consolidated results of operations, financial position and cash flows of the businesses that comprise the Communications Group and Dex, as if such businesses operated as a separate entity for all periods and as of all dates presented. However, certain financial effects of the Separation and the Dex Alignment, including interest expense associated with the refinancing of the Dex Indebtedness and the dilutive effect of the Dex Dividend, are not reflected in the consolidated statements of income prior to the Separation.

Results of Operations

Quarter Ended March 31, 1999 Compared with Quarter Ended March 31, 1998

         Net income for the quarter ended March 31, 1999, was $397 or $0.78 per diluted share, compared to pro forma net income, adjusted for the Dex Indebtedness and Dex Dividend, of $393 or $0.78 per diluted share, for the quarter ended March 31, 1998. While the Company experienced a 5.7% increase in revenues, the increase was substantially offset by increases in expenses to support our growth initiatives, enhanced customer service and greater network and interconnection costs.

         The following sections provide a more detailed discussion of the changes in revenues and expenses.

Operating Revenues

                                     Quarter Ended
                                       March 31,
                                    1999       1998          Increase
                                    ----       ----          --------

Local services revenues              $1,867     $1,730       $137      7.9%


Local services revenues. Local services revenues include basic monthly service fees, fees for calling services, such as voice messaging and caller identification, wireless revenues, subscriber access line charges, MegaBit [Trademark] data services, public phone revenues, and installation and connection charges. State public service commissions regulate most local service rates.

         Local services revenues increased in 1999 due largely to access line growth, increased sales of calling services and increased wireless revenues. Second line additions by residential and small business customers contributed to access line growth due to continuing demand for Internet access and data transport capabilities. As of the end of the first quarter of 1999, we had added 569,000 additional access lines, an increase of 3.5% over the first quarter of 1998. Of this increase, second line installations accounted for 251,000 lines, an increase of 17.8% compared with the first quarter of 1998. Offsetting these increases were net regulatory rate adjustments and related accruals of $6.

         While the number of access lines, sales of calling services and associated revenues increased in 1999, the growth rate has declined from 1998. The decline in the growth rate was primarily attributable to increased competition as well as our customer retention strategy of offering bundles of services to customers at lower prices in return for entering into longer-term contracts. Additionally, some business customers have opted to migrate from multiple single lines to high capacity lines, which decreases local services revenues but increases access services revenues. We believe we will continue to experience declining growth rates as the level of customer demand slows and competition increases. Additionally, we are planning the sale of approximately 500,000 access lines that accounted for 3.8% of fiscal 1998 local services revenues. While the sale is expected to provide us with a one-time gain in 1999 or 2000, the sale will negatively impact future revenue growth.

                                        Quarter Ended
                                          March 31,
                                       1999       1998         Increase

Access services revenues               $681       $665        $16      2.4%


Access services revenues. Access services revenues are derived primarily from charging interexchange carriers, such as AT&T and MCI WorldCom, for use of our local network to connect customers to their long-distance networks. These revenues are generated from both interstate and intrastate services.

         Access services revenues increased due to greater demand for both interstate and intrastate access services. The volume of interstate and intrastate access minutes billed increased 6.6% and 5.2%, respectively, in the first quarter of 1999 compared to the first quarter of 1998. Rate decreases of $14 and $17 for interstate and intrastate access services, respectively, offset increases in demand. The net impact of increased demand, offset by rate reductions, was to increase interstate access services revenues by $41 or 5.9% over the comparable quarter in 1998, while the intrastate access services revenues decreased by $9 or 4.4% over the comparable quarter in 1998. While we anticipate increased demand for access services will continue, the effect of rate reductions is anticipated to continue to cause a decline in intrastate access services revenues. Revenues from local number portability, which we began billing in February 1999, accounted for an additional $5 increase. Additionally, 1998 revenues were favorably impacted by a $20 regulatory rate adjustment.

                                         Quarter Ended
                                           March 31,
                                         1999     1998           Decrease

Long-distance services revenues          $174      $204     $(30)      (14.7)%


Long-distance services revenues. Long-distance services revenues are derived from customer calls to locations outside of their local calling area but within the same LATA. The decrease in long-distance services revenues was primarily attributable to greater competition, resulting in a $20 revenue decline and rate reductions accounted for the remainder of the revenue loss. As of March 31, 1999, in ten of the 14 states in which we operate, customers are able to choose an alternative provider for intraLATA calls without dialing a special access code when placing the call.

     We believe we will continue to experience further declines in long-distance services revenues as regulatory actions provide for increased levels of competition. We are responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers. See "Special Note Regarding Forward-Looking Statements" on page 12.

                                       Quarter Ended
                                         March 31,
                                      1999       1998          Increase
                                      ----       ----          --------

Directory services                    $326       $306        $20      6.5%


Directory services. Directory services revenues are primarily derived from selling advertising in our published directories. The increase in directory services revenues was primarily attributable to price increases and increased sales of premium features.


                                         Quarter Ended
                                           March 31,
                                         1999      1998         Increase

Other services revenues                  $134     $104        $30     28.8%


Other services revenues. Other services revenues include billings and collections for interexchange carriers, customer equipment sales and sales of other unregulated products, such as U S WEST.net [Registered Trademark], our Internet service. Other services revenues increased primarily as a result of increased sales of other unregulated products.

Operating Expenses

                                            Quarter Ended
                                              March 31,
                                           1999       1998        Increase

Employee-related expenses                  $1,125     $1,006    $119     11.8%


Employee-related expenses. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor.

         Employee-related expenses increased because of growth in several sectors of the business, primarily wireless and data communications, resulting in increased employee levels. Additionally, increased commitments towards improving customer service, including meeting requests for installation and repair services, resulted in higher labor costs. Across-the-board wage increases also contributed to the increase in employee-related expenses. Additionally, included in employee-related expenses are the salary and benefit costs for employees who were transferred from Old U S WEST as part of the Separation. Prior to the Separation, these costs were allocated to us and included in other operating expenses. Partially offsetting these increases was a $25 pension credit in 1999 compared to a $12 pension credit in 1998. In addition, $13 of employee-related expenses associated with developing internal use software were capitalized in 1999 due to the adoption of AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective January 1, 1999.


                                         Quarter Ended
                                           March 31,
                                        1999       1998        Increase

Other operating expenses                $662       $656      $6     0.9%


Other operating expenses. Other operating expenses include access charges paid to independent local exchange carriers for the routing of long-distance traffic through their facilities, paper, printing, delivery and distribution costs associated with publishing activities and other selling, general and administrative costs.

         The increase in other operating expenses was primarily attributable to the following:

o    increased  costs of  product  sales  associated  with  growth  initiatives,
     including   wireless  handset  costs  and  costs  applicable  to  our  data communications services,

o higher marketing and advertising costs for wireless, data communications services and calling services, such as caller identification,

o higher interconnection, local number portability and Year 2000 remediation costs, and

o higher access charge expenses resulting from rulings that require us to pay reciprocal compensation to other local exchange carriers for calls that originate on our network and terminate on other local exchange carriers' networks.

         Partially offsetting the increase in other operating expenses was the effect of capitalizing $62 of expenses associated with developing internal use software in accordance with SOP 98-1. Additionally, the transfer of employees from Old U S WEST as part of the Separation has resulted in the reclassification of this cost to employee-related expenses. Lastly, we incurred lower property taxes due to favorable settlement of outstanding assessments.

                                             Quarter Ended
                                               March 31,
                                            1999       1998        Increase

Depreciation and amortization expense       $602       $532    $70     13.2%


Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to higher overall property, plant and equipment balances resulting from continued investment in our network. Additionally, the asset lives of certain assets were reduced, reflecting changes in technology, causing greater depreciation expense.


                                     Quarter Ended
                                       March 31,
                                     1999     1998       Increase

Other expense-net                    $154     $122      $32    26.2%


Other expense-net. Interest expense was $153 in 1999 compared to $97 in 1998. The increase in interest expense was attributable to $3,900 of debt assumed in the Separation as part of the Dex Alignment. Interest expense was $153 in 1999 compared to pro forma interest expense of $163 in 1998, assuming the Dex Indebtedness had occurred at the beginning of 1998. The decline in interest expense was primarily attributable to less interest incurred on capital lease obligations.

         Also included in other expense-net, were other expenses of $1 in 1999 compared to $25 in 1998. The reduction in 1999 was primarily attributable to a $16 reduction in interest expense attributable to an anticipated settlement of federal income tax liabilities for tax years still under audit.

                                     Quarter Ended
                                       March 31,              Increase
                                    1999        1998         (Decrease)

Segment margin results:
Retail segment                      $1,505      $1,564       $(59)     (3.8)%
Wholesale segment                      530         510         20       3.9%
Network segment                       (685)       (676)        (9)     (1.3)%
Directory segment                      170         158         12       7.6%


Segment results. For segment reporting purposes, segment margins exclude certain costs and expenses, including depreciation and amortization, corporate expenses and taxes other than income. See Note 4 to the consolidated financial statements.

         Margin from the retail services segment decreased due to operating expenses increasing at a greater rate than revenue growth. Revenue from the retail services segment increased 4.9% for the first quarter of 1999 over the comparable 1998 period, primarily due to growth in local services revenue. The revenue increase was more than offset by the higher operating expenses driven by growth initiatives and increased customer service costs. Margin from the wholesale services segment increased as a result of greater demand for access services, partially offset by price reductions as mandated by both federal and state regulatory authorities and higher operating costs, including greater interconnection costs and additional access charge expenses. Margin from the network services segment decreased as a result of expenditures to support growth in both the retail and wholesale services segments. Margin from the directory services segment increased due to growth in directory services revenue partially offset by increased printing, paper and sales support costs.


                                             Quarter Ended
                                               March 31,
                                             1999     1998        Decrease

Provision for income taxes                   $242     $259     $(17)     (6.6)%


Provision for income taxes. The effective tax rate was 37.9% for 1999 compared to 37.3% for 1998. The 1998 rate is computed on a pro forma basis assuming the Dex Indebtedness had occurred at the beginning of 1998. The increase in the effective tax rate is due to a higher effective state income tax rate.

Liquidity and Capital Resources

Operating Activities. Cash provided by operations was $937 in 1999 compared to $1,209 in 1998. The decrease in operating cash flow in 1999 resulted from a reduction in working capital.

Investing Activities. Total capital expenditures, on a cash basis, were $753 in 1999 and $563 in 1998. Capital expenditures have primarily been, and continue to be, focused on expanding access line growth, modernization of the telecommunications network and meeting the requirements of the Telecommunications Act of 1996 ("the Act"), including interconnection and local number portability. We are also continuing to expand our investment to compete in the wireless, data communications and video markets.

         For 1999, we anticipate total capital expenditures will approximate $3,500 to $3,800, including software capitalization, which includes the acceleration of the next generation of the network, launch of personal communication services in additional markets, expansion of the Internet data business and greater emphasis on our e-commerce efforts. Additionally, we will continue our expenditures on interconnection and local number portability to enable competition in compliance with federal regulations. See "Special Note Regarding Forward-Looking Statements" on page 12.

Financing Activities. Cash used for financing activities was $178 in 1999 and $301 in 1998. We paid dividends on our common shares totaling $269 in 1999 and $259 in 1998. Additionally, prior to the Separation, Dex paid dividends to Old U S WEST equal to its net income, adjusted for the amortization of intangibles, totaling $90 in 1998. Net proceeds from short-term financing increased from $119 in 1998 to $256 in 1999, however, repayments of long-term debt also increased from $23 in 1998 to $181 in 1999.

         We maintain commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. As of March 31, 1999, we had lines of credit with a total borrowing capacity of $2,360.

         In May of 1999, U S WEST Capital Funding, Inc., a wholly owned subsidiary of U S WEST, anticipates that it will amend and extend its current 364-day credit facility for approximately $750, which supports its commercial paper program. Also in May, USWC anticipates that it will enter into a replacement 364-day credit facility for approximately $800 to support its commercial paper program.

         Future cash needs could increase with the pursuit of new business opportunities and be impacted by continued implementation of the requirements of the Act. Interconnection, local number portability, universal service and access charge reform will negatively impact cash flows to the extent recovery mechanisms provided for by the Federal Communications Commission ("FCC") and state commissions are inadequate. From time to time, we may consider the acquisition or disposition of assets or businesses that may be material to our financial condition, and therefore, our cash needs. We expect that such cash needs will be funded through operations and, when necessary, the issuance of debt securities.

Risk Management

         Over time, we are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We have also employed financial derivatives to hedge interest rate and foreign currency exposures associated with particular debt issues to synthetically obtain below market interest rates. We do not use derivative financial instruments for trading purposes.

         As of March 31, 1999 and December 31, 1998, approximately $1,200 and $950, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is primarily linked to commercial paper rates. A hypothetical 10% change in commercial paper rates would not have had a material effect on our earnings. As of March 31, 1999 and December 31, 1998, we also had $74 and $228, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

       As of December 31, 1998, we had interest rate swaps with notional amounts of $155. The swaps synthetically transformed certain of the Company's floating rate issues into fixed rate obligations. The swaps and associated debt issues were indexed to two- and 10-year constant maturity U.S. Treasury rates. Any gains (losses) on the swaps were offset by losses (gains) on the associated debt instruments. As of March 31, 1999, all outstanding interest rate swaps and the associated debt instruments have matured.

         As of March 31, 1999 and December 31, 1998, we had also entered into cross-currency swaps with notional amounts of $204. The cross-currency swaps synthetically transform $169 and $182 of Swiss Franc borrowings at March 31, 1999 and December 31, 1998, respectively, into U.S. dollar obligations. Any gains (losses) on the cross-currency swaps would be offset by losses (gains) on the Swiss Franc debt obligations.

         Other assets at March 31, 1999 included marketable equity securities that are recorded at a fair value of $26, including unrealized gains of $25. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges would not have had a material effect on our earnings.

Recent Regulatory Developments

Interconnection. The FCC issued an order (the "Order") in 1996 relating to the Act that established interconnection costing and pricing rules which, from our perspective, significantly impeded negotiations with new entrants to the local exchange market, state public utility commission interconnection rulemakings and interconnection arbitration proceedings.

         On January 25, 1999, the U.S. Supreme Court ("Supreme Court") issued a ruling on our appeal of the Order. Although the decision stated that the Act was ambiguous and self-contradictory, the Supreme Court ruled that:

o        the FCC has authority to set pricing methodology;

o unbundled network elements must be provided in cases where necessary or the lack of availability would impair competition;

o Incumbent local exchange companies ("ILECs") must sell on a bundled basis, at the competitive local exchange carriers' ("CLECs") request, network elements the ILEC uses itself on a bundled basis; and

o CLECs may pick and choose pricing or other terms and conditions from multiple contracts within certain bounds.

         The impact of the Supreme Court ruling is unclear since state regulatory commissions generally follow the FCC's pricing and unbundling requirements in setting unbundled network element prices. On April 16, 1999, the FCC issued a Further Notice of Proposal Rulemaking ("FNPRM") to address how it should interpret the "necessary and impair" standard and which specific network elements the FCC should require ILECs to unbundle. We expect further review of the legality of the FCC's pricing rules will occur at the Eighth Circuit Court of Appeals.

InterLATA Long-Distance Entry. Several regional Bell operating companies have filed for entry into the interLATA long-distance business. Although many of these applications have been approved by state regulatory commissions, the FCC has rejected all applications to date.

         We view entry into this business as important to our strategy of providing an integrated bundle of services to our customers. In 1999, we withdrew our applications to enter the interLATA long-distance business in Wyoming and Montana but we filed an application in Arizona. In April 1999, the Nebraska Public Service Commission indicated it needed additional information before making a recommendation to the FCC. We expect our application to be forwarded to the FCC for its review later in 1999.

Access Reform. In its access reform order, the FCC mandated a substantial restructuring of interstate access pricing. A significant portion of the services that were charged using minutes-of-use pricing are now being charged using a combination of minutes-of-use rates, flat-rate pre-subscribed interexchange carrier charges ("PICCs") and subscriber line charges ("SLCs"). Although an increase in the SLC to multi-line business users occurred on July 1, 1997, the bulk of the mandated pricing changes occurred on January 1, 1998. Additional mandated pricing changes occurred on January 1, 1999 and more will be implemented on July 1, 1999 and January 1 of 2000 and 2001. The net effect of these changes will be to decrease minutes-of-use charges and increase flat-rate charges (i.e., PICCs and SLCs).

         The access reform order also continued in place the current rules by which ILECs may not assess interstate access charges on information service providers and purchasers of unbundled network elements.

         In February 1999, the FCC issued an order declaring that Internet traffic is interstate and opened a proceeding to determine the appropriate regulatory structure. The FCC allowed no change in the current agreements for reciprocal compensation with CLECs until it rules on this matter. A ruling is expected in the summer of 1999.

Advanced Telecommunications Services. On March 31, 1999, the FCC issued an order establishing expanded collocation requirements for both conventional voice and advanced services. The FCC also issued a FNPRM on "line sharing." Line sharing allows a CLEC to provide advanced services over the same loop that the ILEC uses to provide analog voice service. We are currently reviewing the legal and regulatory ramifications of these orders.

Contingencies

         We have pending regulatory actions in local regulatory jurisdictions. See Note 6 to the consolidated financial statements.

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

Year 2000 Costs

Background. We have conducted a comprehensive review of our computer-based systems and related software and are taking measures to ensure that such systems will properly recognize the year 2000 and continue to process beyond December 31, 1999. The systems we evaluated include systems within (i) the Public Switched Telephone Network (the "Network"), (ii) Information Technologies ("IT"), and (iii) individual Business Units (the "Business Units").

         The Network, which processes voice and data information relating to our core communications business, relies on remote switches, central office equipment, interoffice equipment and loop transport equipment that is predominantly provided to us by telecommunications network vendors. IT is comprised of our internal business systems that employ hardware and software on an enterprise-wide basis, including operational, financial and administrative functions. The Business Units, which include internal organizations such as finance, procurement, directory services, operator services, wireless, data networks, real estate, etc., employ systems that support desktop and departmental applications, as well as embedded computer chip technologies, which relate specifically to each of our Business Unit's functions and generally are not part of the Network or IT.

         We have approached year 2000 remediation activities through five general phases: (i) inventory/assessment, (ii) planning, (iii) conversion, (iv) testing/certification and (v) implementation. Additionally, we are continuously monitoring and improving our year 2000 related activities and progress, communicating with our customers and vendors, participating in cooperative testing with others and taking steps to assure that we have contingency plans in place prior to the end of 1999. These activities will continue throughout 1999.

Network update. With regard to the Network, we are working with our telecommunications network vendors to obtain and convert to compliant releases of hardware and software. We also are testing, at our own initiative, in cooperation with certain of our customers and vendors, and in cooperation with other major wireline telecommunications companies, network equipment over multiple configurations involving a broad spectrum of services. Toward this end, we participate in the Telco Year 2000 Forum (the "Forum"), an organization that addresses the year 2000 readiness of network elements and network interoperability. The Forum has contracted with Telcordia (formerly known as Bellcore), a former affiliate engaged in telecommunications industry research, development and maintenance activities, to engage in inter-region interoperability testing and no significant issues have been found to date. We also participate in the FCC's Network Reliability and Interoperability Council IV working group, which is tasked to evaluate the year 2000 readiness of the public telecommunications network, and in the Alliance for Telecommunications Industry Solutions ("ATIS"), which is testing inter-network interoperability, and which, in conjunction with the Cellular Telecommunications Industry
Association ("CTIA"), is testing network interoperability with wireless networks. Our inventory/assessment, planning and conversion phases for the Network are complete. The network testing/certification phase was approximately 99% complete as of March 31, 1999 and we anticipate that this phase will be complete during the second quarter of 1999. Cooperative testing with certain customers, vendors and other telecommunications companies is expected to continue during 1999. As of March 31, 1999, approximately 93% of our Network remediation implementation was complete, with completion of the remainder anticipated by July 1999. We have initiated Network contingency planning activities and approximately 50% of the anticipated Network contingency planning activities were complete as of March 31, 1999. We anticipate that the remainder of our Network contingency planning activities will be complete by mid-1999.

IT update. Within IT, we have identified approximately 570 applications that support our critical business processes, such as billing and collections, network monitoring, repair and ordering. The inventory/assessment and planning phases for such IT applications are complete. As of March 31, 1999, approximately 97% of IT conversion activities, 92% of IT testing activities and 89% of IT implementation had been completed. We anticipate that each of these phases for IT will be complete by July 1999. IT contingency planning activities are approximately 50% complete and we anticipate that the remainder will be complete by mid-1999.

Business Units update. Within our Business Units, it is estimated that as of March 31, 1999, approximately 100% of the inventory/assessment activity, 100% of the planning activity, 80% of the conversion activity and 70% of the testing and remediation implementation activities were complete. We anticipate that each of these phases will be complete in the Business Units for major conversions and upgrades by the end of the third quarter of 1999. We have recently initiated Business Unit contingency planning activities and we anticipate those will be complete by mid-1999.

Costs relating to year 2000. We have spent approximately $172 from the beginning of 1997 through the end of the first quarter of 1999 on year 2000 projects and activities. We estimate that additional costs for year 2000 related projects and activities will be approximately $99. Virtually all year 2000 related expenditures are being funded through operations. Though year 2000 costs will directly impact the reported level of future net income, we intend to control our total cost structure, including deferral of non-critical projects to future years, in an effort to mitigate the impact of year 2000 costs on our historical rate of earnings growth. The estimates stated above are subject to change. The timing of our expenses may vary and is not necessarily indicative of readiness efforts or progress to date.

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

Dependencies. Within Network, we are highly dependent upon our telecommunications network vendors to provide year 2000 compliant hardware and software in a timely manner, and on third parties that are assisting us in the focused testing and implementation phases regarding the Network. Because of these dependencies, we have developed and implemented a vendor compliance process whereby we have obtained written assurances of timely year 2000 compliance from most of our critical vendors (not only for Network, but also for IT and the Business Units). In addition, we monitor and actively participate in coordinated Network testing activities, as discussed above, with respect to the Forum, ATIS and Telcordia. Within IT, we depend on the development of software by experts, both internal and external, and the availability of critical resources with the requisite skill sets. Because of this dependency, we have developed detailed timetables, resource plans and standardized year 2000 testing requirements for identified critical applications (irrespective of whether these applications are used primarily by IT, the Network or the Business Units). Within the Business Units, we are dependent on vendor supplied goods and services and operability of the Network and critical IT and Business Unit specific applications. Because of these dependencies, we are implementing the same type of vendor compliance processes and application planning and testing processes at the Business Units, as discussed above with respect to the Network and IT. Overall, we have sought compliance assurances from approximately 6,750 vendors concerning approximately 28,900 products and have received assurances for approximately 91% of those products as of March 31, 1999. During 1999, we will continue to pursue assurances of timely year 2000 compliance for the remaining critical vendors.

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

         The above discussion regarding year 2000 contains many statements that are "forward-looking" within the meaning of the Reform Act. Although we believe that our estimates are based on reasonable assumptions, we cannot assure that actual results will not differ materially from these expectations or estimates. See "Special Note Regarding Forward-Looking Statements" on page 12.

New Accounting Standards

         On June 15, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheet and that changes in fair value generally be recognized currently in earnings unless specific criteria are met. The standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 1999, its impact on the financial statements would not have been material.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Our Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. At U S WEST Communications, there are pending certain regulatory actions in local regulatory jurisdictions. For a discussion of these actions, see "Note 6 - Commitments and Contingencies" - to the Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

(3-A) Restated Certificate of Incorporation of U S WEST, Inc. (Exhibit 3(I) to Form 10-Q for the quarter ended September 30, 1998, File No.
          1-14087).

(3-B) Bylaws of U S WEST, Inc. (formerly "USW-C, Inc."), effective as of June 12, 1998 (Exhibit 3(ii) to Form 8-KA dated June 26,
          1998, File No. 1-14087).

(4-A)     Form of  Rights  Agreement  between U S WEST,  Inc.  (formerly
          "USW-C,  Inc.") and State  Street Bank and Trust  Company,  as
          Rights  Agent  (Exhibit  4-A  to  the  Form  S-4  Registration
          Statement No.
          333-45765, filed February 6, 1998, as amended).

(4-B)     Form of Indenture among U S WEST Capital Funding,  Inc., USW-C
          (renamed "U S WEST, Inc.") and First National Bank of Chicago, as Trustee (Exhibit 4-A to Form S-3 Registration Statement No.
          333-51907, filed May 6, 1998, as amended).

(10-A)     Separation Agreement between U S WEST, Inc. (renamed "MediaOne
           Group, Inc.") and USW-C, Inc. (renamed "U S WEST, Inc."), dated June 5, 1998 (Exhibit 99.1 to Form 8-K/A dated June 26,
           1998, File No. 1-14087).

(10-B)     Employee  Matters  Agreement  between U S WEST, Inc.  (renamed
           "MediaOne Group,  Inc.") and USW-C,  Inc.  (renamed "U S WEST,
           Inc."),  dated June 5, 1998  (Exhibit 99.2 to Form 8-K/A dated
           June 26, 1998, File No. 1-14087).

(10-C)     Tax  Sharing   Agreement  between  U  S  WEST,  Inc.  (renamed
           "MediaOne Group,  Inc.") and USW-C,  Inc.  (renamed "U S WEST,
           Inc."),  dated June 5, 1998  (Exhibit 99.3 to Form 8-K/A dated
           June 26, 1998, File No. 1-14087).

(10-D)     364-Day $3.5 Billion Credit Agreement, dated May 8, 1998, with
           Morgan  Guaranty Trust Company of New York, as  Administrative
           Agent  (Exhibit  10A to Form 10-Q for the quarter  ended March
           31, 1998, File No. 1-14087).


(10-E)     Five-Year  $1.0 Billion Credit  Agreement,  dated May 8, 1998,
           with  Morgan   Guaranty   Trust   Company  of  New  York,   as
           Administrative Agent (Exhibit 10B to form 10-Q for the quarter ended March 31, 1998, File No. 1-14087).

(10-E-1) Amendment No. 1 to Credit Agreements dated as of June 30, 1998 to the 364-Day $3.5 Billion Credit Agreement and the Five-Year
           $1.0 Billion Credit Agreement, each dated as of May 8, 1998, among U S WEST Capital Funding, Inc., U S WEST, Inc., the
           Banks  listed  on  the  signature  pages  thereto  and  Morgan
           Guaranty  Trust Company of New York (Exhibit  10(e)(1) to Form
           10-Q  for the  quarter  ended  September  30,  1998,  File No.
           1-14087).

(10-F)     Change of Control Agreement for the President and Chief Executive
           Officer  (Exhibit  10(f) to Form 10-Q for the quarter ended June 30,
           1998, file No. 1-14087).

(10-G)     Form of Change of Control Agreement for Tier II Executive (Exhibit
           10(g) to Form 10-Q for the quarter ended June 30, 1998, File No.
           1-14087).

(10-H) Form of Executive Severance Agreement (Exhibit 10(h) to Form 10-Q for the quarter ended June 30, 1998, File No. 1-14087).

(10-I)     1998 U S WEST  Stock  Plan  (Exhibit  10-A  to  the  Form  S-4
           Registration Statement No. 333-45765, filed February 6, 1998, as amended).

(10-J)     U S WEST  Long-Term  Incentive  Plan (Exhibit 10-D to the Form
           S-4 Registration  Statement No.  333-45765,  filed February 6,
           1998, as amended).

(10-K) U S WEST Executive Short-Term Incentive Plan (Exhibit 10-E to the Form S-4 Registration Statement No. 333-45765, filed
           February 6, 1998, as amended).

(10-L)     U S WEST 1998 Broad Based Stock Option Plan dated June 12, 1998
           (Exhibit 10(l) to Form 10-Q for the quarter ended September 30, 1998,
           File No. 1-14087).

(10-M) U S WEST Deferred Compensation Plan, amended and restated effective as of June 12, 1998 (Exhibit 10(m) to Form 10-Q for the quarter ended September 30, 1998, File No. 1-14087).

(10-N) U S WEST 1998 Stock Plan, as amended June 22, 1998 (Exhibit 10(n) to Form 10-Q for the quarter ended September 30, 1998, file No.
           1-14087).

(10-O)     Shareowner Investment Plan dated June 12, 1998 (Form S-3 Registration
           Statement No. 333-52781, filed May 15, 1998).

                                       29



(10-P) Amendment to the Separation Agreement, dated June 5, 1998 between U S WEST, Inc. (renamed "MediaOne Group, Inc.") and
           USW-C,  Inc. (renamed "U S WEST,  Inc."),  dated June 12, 1998
           (Exhibit  10(p) to Form 10-K/A for the year ended December 31,
           1998, File No. 1-14087).

10-Q       Form of Non-Qualified Stock Option Agreement.

(13)       U S WEST 1998 Summary  Annual Report to  Shareholders  (Exhibit 13 to
           Form 8-K dated February 24, 1999, File No. 1-14087).

27         Financial Data Schedule.


-------------------
( )      Previously filed.


(b)  Reports on Form 8-K filed during the First Quarter of 1999

(i) Form 8-K dated January 12, 1999 providing notification of a press release entitled "Jerry O. Williams Retires from U S WEST Board of
         Directors."

(ii) Form 8-K dated January 15, 1999 providing notification of a press release entitled "U S WEST To Sell 500,000 Access Lines."

(iii) Form 8-K dated January 22, 1999 providing notification of the release of 1998 fourth quarter earnings of U S WEST.

(iv) Form 8-K dated February 23, 1999 providing notification of a press release entitled "U S WEST Commits $300 Million in Added Spending."

(v)      Form 8-K dated February 24, 1999 attaching U S WEST Summary Annual
         Report to Shareholders.

(vi) Form 8-K dated February 25, 1999 providing notification of a press release entitled "U S WEST Holds Third Annual Investor Conference."

(vii) Form 8-K dated April 6, 1999 providing notification of a press release entitled "Chairman of Gartner Group Elected to U S WEST Board of
         Directors."

(viii)   Form 8-K dated April 21, 1999 providing  notification  of the release of 1999 first quarter  earnings of U
         S WEST.


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

May 6, 1999