Form 10-Q
period 1999-06-30
U S WEST INC /DE/
filed 1999-08-10
CIK 1054522

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

                  For the Quarterly Period Ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At July 23, 1999, 504,646,139 shares of common stock were outstanding.

================================================================================

                                 U S WEST, Inc.
                                    Form 10-Q

                                TABLE OF CONTENTS

  Item                                                                                                 Page
                         PART I - FINANCIAL INFORMATION

   1.      Financial Statements

                  Consolidated Statements of Income -
                            Three months and six months ended June 30, 1999 and 1998...............       3

                  Consolidated Balance Sheets -
                             June 30, 1999 and December 31, 1998...................................       4

                  Consolidated Statements of Cash Flows -
                            Six months ended June 30, 1999 and 1998................................       5

                   Notes to Consolidated Financial Statements......................................       6

   2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................................      15

   3.      Quantitative and Qualitative Disclosures
                  About Market Risk................................................................      24

                                         PART II - OTHER INFORMATION

   1.      Legal Proceedings.......................................................................      31

   2.      Changes in Securities and Use of Proceeds...............................................      31

   4.      Submission of Matters to a Vote of Security Holders.....................................      32

   5.      Recent Developments.....................................................................      33

   6.      Exhibits and Reports on Form 8-K........................................................      33


                                 U S WEST, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in millions, except per share amounts)
                                   (unaudited)

                                                                  Three Months Ended                   Six Months Ended
                                                                        June 30,                            June 30,
                                                                  1999            1998               1999              1998
                                                                  ----            ----               ----              ----


 Operating revenues:
       Local services.......................................       $1,933           $1,756             $3,800            $3,486
       Access services......................................          688              671              1,369             1,336
       Long-distance services...............................          156              200                330               404
       Directory services...................................          333              310                659               616
       Other services.......................................          148              116                282               220
                                                              -------------    ------------      -------------      ------------
          Total operating revenues..........................        3,258            3,053              6,440             6,062
 Operating expenses:
       Employee-related expenses............................        1,153            1,069              2,278             2,075
       Other operating expenses.............................          677              765              1,339             1,421
       Depreciation and amortization........................          573              535              1,175             1,067
                                                              -------------    ------------      -------------      ------------
          Total operating expenses..........................        2,403            2,369              4,792             4,563
                                                              -------------    ------------      -------------      ------------

 Operating income...........................................          855              684              1,648             1,499
 Other expense:
       Interest expense.....................................          163              109                316               206
       Other expense-net....................................           13               33                 14                58
                                                              -------------    ------------      -------------      ------------

          Total other expense-net...........................          176              142                330               264
                                                              -------------    ------------      -------------      ------------

 Income before income taxes.................................          679              542              1,318             1,235
 Provision for income taxes.................................          258              215                500               474
                                                              -------------    ------------      -------------      ------------


 Net income.................................................         $421             $327               $818              $761
                                                              =============    ============      =============      ============



 Basic earnings per share..................................         $0.84            $0.67              $1.62              $1.56
                                                              =============     ===========      ==============      ============

 Basic average shares outstanding (in 000's)...............       503,934          487,869            503,622            486,424
                                                              =============     ===========      ==============      ============


 Diluted earnings per share................................         $0.83            $0.67              $1.61              $1.55
                                                              =============     ===========      ==============      ============

 Diluted average shares outstanding (in 000's).............       508,200          491,944            508,255            490,521
                                                              =============     ===========      ==============      ============

 Dividends per share.......................................         $0.75           $0.535             $1.285              $1.07
                                                              =============     ===========      ==============      ============


      The accompanying notes are an integral part of the consolidated financial statements.

                                 U S WEST, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (dollars in millions, except share amounts)

                                                                                                         June 30,      December 31,
                                                                                                           1999            1998
                                                                                                        (unaudited)
 ASSETS
 Current assets:
    Cash and cash equivalents...............................................................          $122               $49
    Accounts receivable, less allowance for uncollectibles of
      $77 and $69, respectively.............................................................         1,730             1,743
    Inventories and supplies................................................................           264               197
    Deferred directory costs................................................................           272               274
    Deferred tax assets.....................................................................           153               151
             Prepaid and other..............................................................           129                78
                                                                                             --------------     -------------

 Total current assets.......................................................................         2,670             2,492
 Property, plant and equipment-net..........................................................        15,480            14,908
 Other assets-net...........................................................................         3,741             1,007
                                                                                             --------------     -------------

 Total assets...............................................................................       $21,891           $18,407
                                                                                             ==============     =============


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Short-term debt.........................................................................        $4,218            $1,277
    Accounts payable........................................................................         1,352             1,347
    Accrued expenses........................................................................         1,951             1,702
    Advance billings and customer deposits..................................................           381               370
                                                                                             --------------     -------------

 Total current liabilities..................................................................         7,902             4,696
 Long-term debt.............................................................................         8,458             8,642
 Postretirement and other postemployment benefit obligations................................         2,634             2,643
 Deferred income taxes......................................................................           910               786
 Unamortized investment tax credits.........................................................           159               159
 Deferred credits and other.................................................................           762               726

 Commitments and Contingencies

 Stockholders' equity:
    Preferred stock - $1.00 par value, 190,000,000 shares authorized, none issued and
       outstanding..........................................................................             -                 -
    Series A junior preferred stock-$1.00 par value, 10,000,000 shares authorized, none
       issued and outstanding...............................................................             -                 -
    Common stock-$0.01 par value, 2,000,000,000 shares authorized, 504,652,058 and
       503,207,058  issued, 504,348,055 and 502,903,055 outstanding.........................           589               532
    Retained earnings.......................................................................           394               223
    Accumulated other comprehensive income..................................................            83                 -
                                                                                             --------------     -------------

 Total stockholders' equity.................................................................         1,066               755
                                                                                             --------------     -------------

 Total liabilities and stockholders' equity.................................................       $21,891           $18,407
                                                                                             ==============     =============

      The accompanying notes are an integral part of the consolidated financial statements.

                                 U S WEST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)
                                   (unaudited)

                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                                1999            1998
                                                                                                ----            ----
OPERATING ACTIVITIES
Net income................................................................................       $818             $761
   Adjustments to net income:
      Depreciation and amortization.......................................................      1,175            1,067
      Deferred income taxes and amortization of investment tax credits....................         74               89
   Changes in operating assets and liabilities:
      Accounts receivable.................................................................         13               11
      Inventories, supplies and other current assets......................................       (120)             (88)
      Accounts payable, accrued expenses and advance billings.............................        159              (76)
      Other...............................................................................        (50)              55
                                                                                            --------------  --------------
      Cash provided by operating activities...............................................      2,069            1,819
                                                                                            --------------  --------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment.........................................     (1,681)          (1,283)
   Proceeds from (payments on) disposals of property, plant and equipment.................        (18)              34
   Investment in Global Crossing Ltd. common stock........................................     (2,464)               -
   Other..................................................................................        (14)             (52)
                                                                                            --------------  --------------
   Cash used for investing activities.....................................................     (4,177)          (1,301)
                                                                                            --------------  --------------

FINANCING ACTIVITIES
   Net proceeds from short-term debt......................................................      2,940            2,060
   Proceeds from issuance of long-term debt...............................................         17            3,066
   Repayments of long-term debt...........................................................       (280)             (83)
   Repayments of Old U S WEST debt in connection with the Dex Alignment...................          -           (3,829)
   Net repayments of Old U S WEST debt....................................................          -             (198)
   Proceeds from issuance of common stock.................................................         42               44
   Dividends paid on common stock.........................................................       (538)            (519)
   Dividends paid to Old U S WEST.........................................................          -             (183)
   Payment to Old U S WEST for debt refinancing costs.....................................          -             (140)
   Return of capital from Old U S WEST....................................................          -               13
   Purchases of treasury stock............................................................          -              (46)
                                                                                            --------------  --------------

   Cash provided by financing activities..................................................      2,181              185
                                                                                            --------------  --------------

CASH AND CASH EQUIVALENTS
   Increase...............................................................................         73              703
   Beginning balance......................................................................         49               27
                                                                                            --------------  --------------

   Ending balance.........................................................................       $122             $730
                                                                                            ==============  ==============


      The accompanying notes are an integral part of the consolidated financial statements.


                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the six months ended June 30, 1999
                 (dollars in millions, except per share amounts)
                                   (unaudited)


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

         In connection with the Dex Alignment, (i) Old U S WEST distributed to holders of Media Group common stock, approximately 16,341,000 shares of our common stock (net of the redemption of approximately 305,000 fractional shares) with an aggregate of $850 in value (the "Dex Dividend") and (ii) we refinanced $3,900 of Old U S WEST debt (the "Dex Indebtedness"), formerly allocated to Media Group.

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

         The consolidated interim financial statements are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our consolidated financial position, results of operations and cash flows as of June 30, 1999 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of our accounting policies and other financial information are included in the audited consolidated financial statements filed with the Securities and Exchange
Commission in our Form 10-K/A for the year ended December 31, 1998. The consolidated results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year.

         Certain reclassifications of prior period revenue amounts have been made to conform to the current year presentation. For a description of the reclassifications, see the Form 8-K filed April 21, 1999.

         On January 1, 1999, we adopted the accounting provisions required by the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software. Adoption of the SOP resulted in an increase in net income for the three months ended June 30, 1999 of $61, or $0.12 per diluted share, and $99, or $0.20 per diluted share for the six months ended June 30, 1999. We expect that the impact for all of fiscal year 1999 will be to increase net income by approximately $150 to $180 or $0.30 to $0.35 per diluted share.

NOTE 3:  EARNINGS PER SHARE

         The following presents a reconciliation of basic weighted average shares to diluted weighted average shares:

                                                          Three Months                            Six Months
                                                         Ended June 30,                          Ended June 30,
                                                 -------------------------------         ------------------------------

                                                     1999               1998                 1999              1998
                                                     ----               ----                 ----              ----

Basic weighted average shares outstanding.......       503,934          487,869               503,622          486,424
Dilutive effect of stock options................         4,266            4,075                 4,633            4,097
                                                 --------------      -----------         -------------      -----------

Diluted weighted average shares outstanding.....       508,200          491,944               508,255          490,521
                                                 ==============      ===========         =============      ===========


         Certain of the financial effects of the Separation and the Dex Alignment, including interest expense associated with the refinancing of the Dex Indebtedness and the dilutive effects of the Dex Dividend, are not reflected in the consolidated statements of income prior to the Separation. The following presents earnings per share for the quarter and six months ended June 30, 1998 on a pro forma basis. The pro forma earnings per share amounts give effect to the Dex Indebtedness and issuance of approximately 16,341,000 shares (net of the redemption of 305,000 fractional shares) of common stock in connection with the Dex Alignment as if such transactions had been consummated as of January 1, 1998 (shares in thousands).


                                                                                          Quarter          Six Months
                                                                                           Ended             Ended
                                                                                                June 30, 1998

Basic Earnings Per Share
Net income............................................................                       $327               $761
Pro forma adjustment(1)...............................................                        (31)               (72)
                                                                                      --------------     --------------

Pro forma net income..................................................                       $296               $689
                                                                                      ==============     ==============


Basic weighted average shares(2)......................................                    487,869            486,424
Pro forma adjustment(3)...............................................                     13,647             14,987
                                                                                      --------------     --------------

Pro forma basic weighted average shares...............................                    501,516            501,411
                                                                                      ==============     ==============

Pro forma basic earnings per share....................................                      $0.59              $1.37
                                                                                      ==============     ==============

Diluted Earnings Per Share
Net income............................................................                       $327               $761

Pro forma adjustment(1)...............................................                        (31)               (72)
                                                                                      --------------     --------------

Pro forma net income..................................................                       $296               $689
                                                                                      ==============     ==============


Diluted weighted average shares(2)....................................                    491,944            490,521
Pro forma adjustment(3)...............................................                     13,647             14,987
                                                                                      --------------     --------------

Pro forma diluted weighted average shares.............................                    505,591            505,508
                                                                                      ==============     ==============

Pro forma diluted earnings per share..................................                      $0.59              $1.36
                                                                                      ==============     ==============

<F1>
(1)      Reflects   incremental   (after-tax)   interest   expense   associated   with   the  Dex
         Indebtedness.
<F2>
(2)      Historical average shares assume a one-for-one conversion of historical
         Communications  Group common stock  outstanding into shares of U S WEST as of the Separation.
<F3>
(3)      Reflects  the  issuance of  approximately  16,341,000  shares of common stock  (net  of the  redemption  of  approximately  305,000  fractional shares)  issued in  connection  with the Dex Alignment as if the shares had been issued at the beginning of the period.

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

         Following is a breakout of our segments. Because significant expenses of operating the retail services and wholesale services segments are not allocated to the segments for decision-making purposes, management does not believe the segment margins are representative of the actual operating results of the segments. The margin for the retail services and wholesale services segments excludes network and corporate expenses. The margin for the network services segment and directory services segment excludes corporate expense. The "other" category includes our corporate expenses and intersegment eliminations. The total communications and related services column represents a total of the retail services, wholesale services and network services segments.


                                                         Total
                                                       Communica-
                                                         tions
                                                          and
                     Retail    Wholesale    Network    Related     Directory               Reconciling   Consolidated
                    Services    Services    Services    Services   Services     Other         Items          Total
                    --------    --------    --------    --------   --------     -----         -----          -----
Three Months Ended
 June 30, 1999
Operating
revenues.........    $2,222        $719         $65      $3,006        $336         $-        $(84)(1)     $3,258
Margin...........     1,543         526        (699)      1,370         170         (3)       (858)           679(2)
Assets...........         -(3)        -(3)        -(3)        -(3)      514          -(3)   21,377(3)      21,891
Capital
expenditures.....        93(4)        9         831         933          10         38           -            981
      1998
Operating
revenues.........    $2,113        $638         $53      $2,804        $313         $-        $(64)(1)     $3,053
Margin...........     1,544         449        (629)      1,364         155        (81)       (896)           542(2)
Assets...........         -(3)        -(3)        -(3)        -(3)      504          -(3)   18,093(3)      18,597
Capital
expenditures.....       119(4)        -         641         760          15         34           -            809

-----------------------

<F1>
(1)      Represents primarily intersegment charges.
<F2>
(2) Represents income before income taxes. Adjustments that are made to the total of the segments' margin to arrive at income before income taxes include the following:



                                                                                 Three Months Ended June 30,
                                                                          ------------------------------------------
                                                                                 1999                   1998
                                                                          -------------------    -------------------
     Costs and adjustments excluded from segment data but included in the consolidated total:
     Restructuring costs.............................................              $-                   $129
     Taxes other than income taxes...................................             109                     90
     Depreciation and amortization...................................             573                    535
     Interest expense................................................             163                    109
     Other expense-net...............................................              13                     33
                                                                          -------------------    -------------------
                                                                                 $858                   $896
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


                                                         Total
                                                        Communi-
                                                        cations
                                                           and
                     Retail    Wholesale    Network     Related    Directory               Reconciling   Consolidated
                    Services    Services    Services    Services   Services     Other         Items          Total
                    --------    --------    --------    --------   --------     -----         -----          -----
Six Months Ended June 30,
      1999
Operating
revenues.........    $4,390      $1,409        $115      $5,914        $664         $-       $(138)(1)     $6,440
Margin...........     3,047       1,055      (1,384)      2,718         340        (36)     (1,704)         1,318(2)
Assets...........         -(3)        -(3)        -(3)        -(3)      514          -(3)   21,377(3)      21,891
Capital
expenditures.....       204(4)       40       1,469       1,713          17         38           -          1,768
      1998
Operating
revenues.........    $4,180      $1,273         $99      $5,552        $620         $-      $(110)(1)      $6,062
Margin...........     3,108         959      (1,305)      2,762         312       (188)     (1,651)         1,235(2)
Assets...........         -(3)        -(3)        -(3)        -(3)      504          -(3)   18,093(3)      18,597
Capital
expenditures.....       237(4)        -       1,032       1,269          21         41           -          1,331


-----------------------

<F1>
(1)      Represents primarily intersegment charges.
<F2>
(2) Represents income before income taxes. Adjustments that are made to the total of the segments' margin to arrive at income before income taxes include the following:



                                                                              Six Months Ended June 30,
                                                                     ------------------------------------------
                                                                            1999                   1998
                                                                     -------------------    -------------------
Costs and adjustments excluded from segment data but included in the consolidated total:
Restructuring costs.............................................              $-                   $129
Taxes other than income taxes...................................             199                    191
Depreciation and amortization...................................           1,175                  1,067
Interest expense................................................             316                    206
Other expense-net...............................................              14                     58
                                                                     ===================    ===================
                                                                          $1,704                 $1,651
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

         In addition to the operating revenues disclosed above, intersegment operating revenues of the retail services segment, network services and directory services segments were:


                                                  Three Months Ended June 30,              Six Months Ended June 30,
                                                 -------------------------------         ------------------------------

                                                     1999               1998                 1999              1998
                                                     ----               ----                 ----              ----

Retail services.................................      $8                 $7                  $14                $13
Network services................................      17                 16                   31                 33

Directory services..............................       3                  3                    5                  4




NOTE 5:  COMPREHENSIVE  INCOME

         Other comprehensive income at June 30, 1999 consists of $83 of unrealized gains on available for sale marketable securities, which are net of deferred taxes of $49.

         Total comprehensive income for the three and six months ended June 30, 1999 is as follows:


                                                                                      June 30, 1999
                                                                       Three months ended         Six months ended
  Net income.....................................................             $421                      $818
  Other comprehensive income-
           Unrealized gains on available for sale marketable
           securities............................................               68                        83
                                                                     ------------------------    --------------------
  Comprehensive income...........................................             $489                      $901
                                                                     ========================    ====================



NOTE 6:  COMMITMENTS AND CONTINGENCIES

Commitments

         We have entered into an agreement with Olympic Properties of the United States to sponsor the 2002 Salt Lake City Winter Olympics and the U.S. Olympic Teams through 2004. As of June 30, 1999, we have a remaining commitment of $49 to be paid in a combination of cash and services through 2004.

Contingencies

         U S WEST Communications, Inc. ("USWC"), our wholly owned subsidiary, has the following pending regulatory action in Oregon.

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

         USWC filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted USWC's request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in USWC's favor on most of the appealed issues. The OPUC appealed to the Oregon Court of Appeals on March 19, 1998, and the appeal remains pending. USWC continues to charge interim rates, subject to refund, during the pendency of that appeal. The potential exposure, including interest, at June 30, 1999, is not expected to exceed $386. Management does not believe there will be a material adverse impact to the financial statements as a result of this matter.

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

         Twelve complaints have been filed against U S WEST and the directors of U S WEST in the following jurisdictions: California Superior Court, Los Angeles County (1); New York Supreme Court, New York County (1); Colorado District Court, City and County of Denver (2); Delaware Court of Chancery (8). These actions are purported class actions brought on behalf of all persons, other than the defendants, who own the common stock of U S WEST against U S WEST and the directors of U S WEST. Each of the complaints makes substantially similar allegations that the defendants breached their fiduciary duties to the class members by refusing to seek all bona fide offers for the Company and refusing to consider the Qwest Communications International Inc. ("Qwest") proposal, resulting in the stockholders being prevented from maximizing the value of the common stock. The complaints seek various injunctive and monetary relief, including orders: a) requiring defendants to act in accordance with the fiduciary duties by considering any bona fide proposal which would maximize stockholder value; b) requiring the directors to undertake an evaluation of U S WEST as a merger/acquisition candidate and take steps to enhance that value and create an active auction for U S WEST; c) preventing defendants from using a stockholder rights plan to impede any bona fide offer for U S WEST; d) enjoining the consummation of the proposed Global Crossing Ltd. ("Global Crossing")-U S WEST merger until all alternatives are explored; e) requiring defendants to account for all damages suffered by plaintiffs as a result of defendants' actions with respect to the tender offer for the shares of Global Crossing common stock by U S WEST and the proposed Global Crossing-U S WEST merger; and
f) requiring defendants to pay damages to plaintiffs. The Company intends to vigorously defend these actions.

         We are subject to other legal proceedings and claims that arise in the ordinary course of business. Although there can be no assurance of the ultimate disposition of these matters, it is management's opinion, based upon the information available at this time, that the expected outcome, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations or financial position.


NOTE 7:  MERGER AGREEMENTS

         In May 1999, we entered into an agreement to merge with Global Crossing. In connection with the Global Crossing merger agreement, in June 1999, we completed a cash tender offer for approximately 39 million shares of Global Crossing common stock at a price of $62.75 per share. The transaction was financed through the issuance of $1,000 of debt securities maturing June 2000, with interest based on LIBOR and we issued commercial paper for approximately $1,500. We entered into a line of credit for $1,500 as a backup facility in issuing the commercial paper. The line of credit expires June 2000. Commitment fees on the unused portion of the line of credit are .125%. As of June 30, 1999, there was no outstanding balance on the line of credit.

     In July 1999, we entered into an agreement to merge with Qwest. Under the terms of the merger agreement, Qwest will issue shares of its common stock having a value of $69.00 for each share of our common stock, subject to a "collar" on Qwest's Average Price (as defined below) between $28.26 and $39.90 per share. The exchange ratio, and accordingly, the number of Qwest shares to be issued for each U S WEST share will be determined by dividing $69.00 by the average of the volume weighted averages of the trading prices of Qwest common stock for the 15 trading days randomly selected by lot by the Company and Qwest together from the 30 consecutive trading days ending on the third trading day preceeding the closing of the transaction (the "Average Price"). If Qwest's Average Price is less than $28.26, the exchange ratio will be 2.44161. If
Qwest's Average Price is greater than $39.90, the exchange ratio will be 1.72932.

     The obligation, if necessary, under the "collar" may be satisfied in whole or in part with cash if Qwest's Average Price is below $38.70 per share. In determining the cash amount for the "collar", Qwest and U S WEST will consider Qwest's desire to reduce dilution to its stockholders, U S WEST's desire to provide a cash element to its stockholders and both companies' desire to maintain the merged company's strong financial condition. U S WEST may terminate the merger agreement if the closing price of Qwest's shares is below $22.00 for 20 consecutive trading days before the closing, or if the Average Price of Qwest shares during the measurement period is less than $22.00. The Boards of Directors of both Qwest and U S WEST have unanimously approved the proposed merger. The merger is subject to approval by the stockholders of both companies, federal and state regulatory approvals and other customary closing conditions. Mr. Anschutz, who beneficially owns approximately 39% of the outstanding shares of Qwest, has agreed to vote his shares in favor of the merger. Closing of the merger is expected by mid-2000.

     In connection with the merger, U S WEST and Global Crossing agreed to terminate their merger agreement. In consideration for terminating the Global Crossing/U S WEST merger agreement, U S WEST paid Global Crossing $140 in cash and 2,231,076 shares of Global Crossing common stock. Qwest provided us a $140 loan to pay for the cash portion of the termination fee. The loan bears an interest rate of LIBOR plus .15% and is due December 31, 2001. If we change our recommendation for the merger, we will be obligated to repay $70 in cash to Qwest and we will receive only 1,115,538 shares of Global Crossing common stock or the market value in cash at the time of the termination. Otherwise, Qwest will not receive reimbursement for its $140 loan and will have to deliver to us the same number of shares of Global Crossing common stock delivered to Global Crossing by us or pay us the market value in cash at the time of the termination.

NOTE 8: SALE OF EXCHANGES

         In June 1999, the Company entered into a series of definitive agreements to sell local-exchange telephone properties serving approximately 530,000 access lines in nine states for approximately $1,650 in cash, subject to adjustment. Approval of the sale is subject to review by federal and state regulatory agencies. The transfer of ownership, which will occur on a state-by-state basis, is expected to be completed in 2000.

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

o delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations; and

o the timing and completion of the recently announced merger with Qwest Communications International Inc. ("Qwest") and the subsequent integration of the businesses of the two companies.

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

         In connection with the Dex Alignment, (i) Old U S WEST distributed to holders of Media Group common stock, approximately 16,341,000 shares of our common stock (net of the redemption of approximately 305,000 fractional shares) with an aggregate of $850 in value (the "Dex Dividend") and (ii) we refinanced $3,900 of Old U S WEST debt (the "Dex Indebtedness"), formerly allocated to Media Group.

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

Results of Operations

Three and Six Months Ended June 30, 1999 Compared with 1998

         Net income for the quarter ended June 30, 1999, increased by $94, or 28.7% to $421, compared to net income of $327 for the quarter ended June 30, 1998. Net income for the six months ended June 30, 1999, increased $57, or 7.5% to $818, compared to net income of $761 for the six months ended June 30, 1998. We experienced a 6.7% and 6.2% increase in revenues for the three and six months ended June 30, 1999, respectively, over the comparable 1998 periods. These increases were partially offset by increases in expenses to support our growth initiatives, enhanced customer service and greater network and interconnection costs.

         The following sections provide a more detailed discussion of the changes in revenues and expenses.

Operating Revenues

                                 Three Months Ended                                 Six Months
                                       June 30,                                   Ended June 30,
                                   1999       1998          Increase             1999       1998         Increase

Local services revenues.........  $1,933     $1,756      $177      10.1%        $3,800     $3,486      $314     9.0%



 Local services revenues. Local services revenues include basic monthly service fees, fees for calling services such as voice messaging and caller identification, wireless revenues, subscriber access line charges, MegaBit(TM) data services, public phone revenues, and installation and connection charges. State public service commissions regulate most local service rates.

         Local services revenues increased primarily due to increased sales of wireless and calling services. Wireless services accounted for $41 and $72 of the revenue increases for the three and six months ended June 30, 1999, respectively. Increased revenues from calling services contributed $36 for the quarter ended June 30, 1999 and $67 for the six months ended June 30, 1999, over comparable 1998 periods. Additionally, revenues from access line growth contributed to the rise in revenues. Second line additions by residential and small business customers contributed to access line growth due to continuing demand for Internet access and data transport capabilities. As of the end of the second quarter of 1999, we had added 510,000 access lines, an increase of 3.1% over the second quarter of 1998. Of this increase, second line installations accounted for 242,000 lines, an increase of 16.5% compared with the second quarter of 1998. Also contributing to the revenue growth were increases in the subscriber base of our Megabit(TM) data services and greater revenue from inside wire maintenance plans. Partially offsetting these increases were net regulatory rate adjustments and refunds of $4 for the three months ended June 30, 1999 and $19 for the six months ended June 30, 1999, over the comparable 1998 periods.

         While local services revenues increased in 1999, the growth rate has declined from 1998. The decline in the growth rate was primarily attributable to increased competition as well as our customer retention strategy of offering bundles of services to customers at lower prices in return for entering into longer-term contracts. Additionally, some business customers have opted to migrate from multiple single lines to high capacity lines, which decreases local services revenues but increases access services revenues. We believe we may continue to experience declining growth rates as the level of customer demand slows and competition increases. In June 1999, we entered into a series of definitive agreements to sell 530,000 access lines in nine states for $1,650 in cash, subject to adjustment. The access lines accounted for 3.8% of fiscal 1998 local services revenues. While the sale is expected to provide us with a one-time gain in 2000, it will negatively impact future local services revenue growth.


                                 Three Months Ended                                 Six Months
                                       June 30,                                   Ended June 30,
                                   1999       1998          Increase             1999       1998         Increase

Access services revenues........   $688       $671       $17       2.5%         $1,369     $1,336       $33     2.5%



 Access services revenues. Access services revenues are derived primarily from charging interexchange carriers, such as AT&T and MCI WorldCom, for use of our local network to connect customers to their long-distance networks. These revenues are generated from both interstate and intrastate services.

         Access services revenues increased due to greater demand for both interstate and intrastate access services. The volume of interstate and intrastate access minutes billed both increased 5% for the three months ended June 30, 1999, over the comparable periods in 1998. Interstate and intrastate access minutes billed increased 6% and 5%, respectively, for the six months ended June 30, 1999 over the comparable 1998 periods. Rate reductions of $17 and $14 for interstate and intrastate access services, respectively, for the three months ended June 30, 1999, and $31 and $30 for the six months ended June 30, 1999, offset increases in demand. The net impact of increased demand, offset by rate reductions for the three months ended June 30, 1999, was to increase interstate access services revenues by $42, or 9% and to decrease intrastate access services revenues by $4, or 3% over the comparable 1998 periods. The net impact of increased demand, offset by rate reductions for the six months ended June 30, 1999, was to increase interstate access services revenues by $93, or 10% and to decrease intrastate access services revenues by $19, or 3% over the comparable 1998 periods. While we anticipate increased demand for total access services will continue, the effect of rate reductions is anticipated to continue to cause a decline in intrastate access services revenues. Additionally, revenues for the quarter and six months ended June 30, 1998 were favorably impacted by regulatory rate adjustments of $20 and $40, respectively.


                                 Three Months Ended                                Six Months
                                       June 30,                                  Ended June 30,
                                   1999       1998          Decrease             1999       1998         Decrease

Long-distance services revenues.
                                   $156       $200      ($44)    (22.0%)         $330       $404     ($74)    (18.3%)



 Long-distance services revenues. Long-distance services revenues are derived from customer calls to locations outside of their local calling area but within the same LATA. The decrease in long-distance services revenues for the three and six months ended June 30, 1999 was primarily attributable to greater competition, resulting in revenue declines of $31 and $51, respectively. Rate reductions of $7 and $17 for the three and six months ended June 30, 1999, respectively, also contributed to the revenue losses. As of June 30, 1999, customers in 11 of the 14 states in which we operate were able to choose an alternative provider for intraLATA calls without dialing a special access code when placing the call.

         We believe we will continue to experience further declines in long-distance services revenues as regulatory actions provide for increased levels of competition. We are responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers. See "Special Note Regarding Forward-Looking Statements" on page 15.



                                 Three Months Ended                                 Six Months
                                       June 30,                                   Ended June 30,
                                   1999       1998          Increase             1999       1998         Increase

Directory services revenues.....
                                   $333       $310       $23       7.4%          $659       $616        $43     7.0%




 Directory services. Directory services revenues are primarily derived from selling advertising in our published directories. The increases in directory services revenues were primarily attributable to price increases and increased sales of premium advertisements.


                                 Three Months Ended                                 Six Months
                                       June 30,                                   Ended June 30,
                                   1999       1998          Increase             1999       1998         Increase

Other services revenues.........   $148       $116       $32       27.6%         $282       $220       $62     28.2%


Other services revenues. Other services revenues include billings and collections for interexchange carriers, customer equipment sales and sales of other unregulated products, such as U S WEST.net(R), our Internet service. Other services revenues increased primarily as a result of increased sales of other unregulated products, primarily customer equipment sales and increased subscribers for U S WEST.net(R).

Operating Expenses

                                 Three Months Ended                                 Six Months
                                       June 30,                                   Ended June 30,
                                   1999       1998          Increase             1999       1998         Increase

Employee-related expenses.......
                                  $1,153     $1,069      $84       7.9%         $2,278     $2,075      $203     9.8%



Employee-related expenses. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor.

         Employee-related expenses increased during the three and six month periods ended June 30, 1999, because of increased commitments towards improving customer service, including meeting requests for installation, repair services and customer services, resulting in higher labor costs. Additionally, growth in several sectors of the business, primarily wireless and data communications, resulted in increased employee levels. Across-the-board wage increases also contributed to the increase in employee-related expenses. Additionally, included in employee-related expenses are the salary and benefit costs for employees who were transferred from Old U S WEST as part of the Separation. Prior to the Separation, these costs were allocated to us and included in other operating expenses. Partially offsetting the higher expenses were net reductions in the costs of employee benefits, including pension expense, of $16 for the three months ended June 30,1999 and $30 for the six months ended June 30, 1999, over the comparable 1998 periods. In addition, $24 for the quarter ended June 30, 1999 and $38 for the six months ended June 30, 1999, of employee-related expenses associated with developing internal use software were capitalized in 1999 due to the adoption of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective January 1, 1999.



                                  Three Months Ended                                 Six Months
                                        June 30,                                   Ended June 30,
                                    1999       1998          Decrease             1999       1998         Decrease

 Other operating expenses........   $677       $765      ($88)     (11.5%)       $1,339     $1,421     ($82)    (5.8%)



Other operating expenses. Other operating expenses include access charges paid to independent local exchange carriers ("LECs") for the routing of local and long-distance traffic through their facilities, paper, printing, delivery and distribution costs associated with publishing activities and other selling, general and administrative costs. Included in the quarter and six months ended June 30, 1998 were $129 of Separation costs and asset impairment charges. Excluding these charges, other operating expenses increased $41, or 6.4%, for the quarter ended June 30, 1999 and increased $47, or 3.6%, for the six months ended June 30, 1999. These increases in other operating expenses for the quarter and six months ended June 30, 1999, were primarily attributable to the following:

o higher access charge expenses resulting from regulatory rulings that require us to pay reciprocal compensation to other LECs for calls that originate on our network and terminate on other LECs' networks,

o    increased  costs of  product  sales  associated  with  growth  initiatives,
     including   wireless  handset  costs  and  costs  applicable  to  our  data communications services, and

o    higher interconnection and Year 2000 remediation costs.

         In addition, the increase in other operating expenses for the six months ended June 30, 1999, was also due to the following:

o higher marketing and advertising costs for wireless, data communications services and calling services, such as caller identification, and

o higher rent expense related to increased computer hardware leasing and increases in leasing costs associated with telephone poles.

         Offsetting the increases in other operating expenses were the effects of capitalizing $85 for the quarter ended June 30, 1999 and $146 for the six months ended June 30, 1999 of costs associated with developing internal use software in accordance with SOP 98-1. Additionally, the transfer of employees from Old U S WEST as part of the Separation has resulted in the reclassification of this cost to employee-related expenses.


                                 Three Months Ended                                 Six Months
                                       June 30,                                   Ended June 30,
                                   1999       1998          Increase             1999       1998         Increase

Depreciation and amortization
   expense......................   $573       $535       $38       7.1%         $1,175     $1,067      $108    10.1%



Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to higher overall property, plant and equipment balances resulting from continued investment in our network. Additionally, the useful lives of certain assets were reduced, reflecting changes in technology, causing greater depreciation expense. Partially offsetting the second quarter increase was the cessation of depreciation primarily associated with the 530,000 access lines that are under definitive sales agreements entered into in the second quarter of 1999.


                                  Three Months Ended                                 Six Months
                                        June 30,                                   Ended June 30,
                                    1999       1998          Increase             1999       1998         Increase

 Other expense-net...............   $176       $142       $34       23.9%         $330       $264       $66     25.0%



 Other expense-net. Interest expense was $163 for the second quarter of 1999 compared to $109 for the second quarter of 1998. Interest expense was $316 for the six months ended June 30, 1999, compared to $206 for the comparable prior period. The increase in interest expense was primarily attributable to the $3,900 of debt assumed in the Separation as part of the Dex Alignment.

         Also included in other expense-net were other expenses of $13 for the quarter ended June 30, 1999, compared to $33 for the quarter ended June 30, 1998 and $14 for the six months ended June 30, 1999, compared to $58 for the prior comparable period. The decreases were due to a reduction in regulatory interest expense from the prior year. Additionally, for the six months ended June 30, 1999, there was a reduction in interest expense attributable to an anticipated settlement of federal income tax liabilities for tax years still under audit.





                                 Three Months Ended                                 Six Months
                                      June 30,              Increase              Ended June 30,             Increase
                                   1999      1998          (Decrease)            1999       1998            (Decrease)

Segment margin results:
Retail segment..................  $1,543    $1,544      $(1)       (0.1)%      $3,047       $3,108       $(61)       (2.0)%
Wholesale segment...............     526       449        77        17.1        1,055          959         96        10.0
Network segment.................    (699)     (629)      (70)      (11.1)      (1,384)      (1,305)       (79)       (6.1)
Directory segment...............     170       155        15         9.7          340          312         28         9.0



Segment results. For segment reporting purposes, segment margins exclude certain costs and expenses, including depreciation and amortization, corporate expenses and taxes other than income. See Note 4 to the consolidated financial statements.

         Margin from the retail services segment decreased for the six months ended June 30, 1999 over the comparable prior period due to operating expenses increasing at a greater rate than revenue growth. Revenue from the retail services segment increased 5.0% for the six months ended June 30, 1999 over the comparable 1998 period, primarily due to growth in local services revenue. The revenue increase was more than offset by the higher operating expenses driven by growth initiatives and increased customer service costs. For the quarter ended June 30, 1999, the margin was flat compared to the prior comparable quarter. This improvement, compared to the margin decline for the six months ended June 30, 1999, resulted from a reduction in advertising costs. Margins from the wholesale services segment increased as a result of greater demand for access services, partially offset by price reductions as mandated by both federal and state regulatory authorities and higher operating costs relating to interconnection costs and additional access charge expenses. Margins from the network services segment decreased as a result of expenditures to support growth in both the retail and wholesale services segments. Margins from the directory services segment increased due to growth in directory services revenue partially offset by increased printing, paper and sales support costs. Additionally, the implementation of SOP 98-1 in 1999 contributed favorably to each segment's margin results.

                                  Three Months Ended                                 Six Months
                                        June 30,                                   Ended June 30,
                                    1999       1998          Increase             1999       1998         Increase

 Provision for income
   taxes.........................   $258       $215       $43       20.0%         $500       $474        $26     5.5%




 Provision for income taxes. The effective tax rate for the three months ended June 30, 1999 was 38.0% compared to 39.7% for the comparable quarter of 1998. The effective tax rate was 37.9% for the six months ended June 30, 1999 compared to 38.4% for the six months ended June 30, 1998. The reductions in the 1999 effective tax rates were due to lower permanent differences in the current year.


Liquidity and Capital Resources

 Operating Activities. Cash provided by operations was $2,069 for the six months ended June 30, 1999 compared to $1,819 for the prior comparable period. The increase in operating cash flow in 1999 resulted from both an increase in net income and less cash used for working capital needs.

 Investing Activities. Total capital expenditures, on a cash basis, were $1,681 in 1999 and $1,283 in 1998. Capital expenditures have primarily been, and continue to be, focused on expanding access line growth, modernization of the telecommunications network and meeting the requirements of the Telecommunications Act of 1996 ("the Act"), including interconnection and local number portability ("LNP"). We are also continuing to expand our investment to compete in the wireless, data communications and video markets.

         For 1999, we anticipate total capital expenditures will approximate $4,000, which includes software capitalization, the acceleration of the next generation of the network, launch of personal communication services in additional markets, expansion of the Internet data business and greater emphasis on our e-commerce efforts. Additionally, we will continue our expenditures on interconnection and LNP to enable competition in compliance with federal regulations. See "Special Note Regarding Forward-Looking Statements"on page 15.

         In connection with our proposed merger agreement with Global Crossing, we invested $2,464 to purchase approximately 39 million shares of Global Crossing common stock in a tender offer during the second quarter of 1999. As a result of our subsequent merger agreement with Qwest in July 1999, we entered into a termination agreement with Global Crossing under which we were required to pay Global Crossing $140 and 2,231,076 shares of Global Crossing common stock for which we paid $140. We obtained a $140 loan from Qwest to satisfy the cash portion of the termination fee. As of July 30, 1999, the remaining Global Crossing shares we held had a market value of $1,537. We are restricted from disposing of these shares until the consummation or termination of Global Crossing's merger with Frontier Corporation.

 Financing Activities. Cash provided by financing activities was $2,181 in 1999 and $185 in 1998. In 1999, net proceeds from short-term debt were $2,940, of which $2,464 was used to finance the Global Crossing tender offer. We paid dividends on our common shares totaling $538 in 1999 and $519 in 1998. Additionally, prior to the Separation, Dex paid dividends to Old U S WEST equal to its net income, adjusted for the amortization of intangibles, totaling $183 in 1998.

         We maintain commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. As of June 30, 1999, we had lines of credit with a total borrowing capacity of $4,050.

         Future cash needs could increase with the pursuit of new business opportunities and continued implementation of the requirements of the Act. Interconnection, LNP, universal service and access charge reform will negatively impact cash flows to the extent recovery mechanisms provided for by the Federal Communications Commission ("FCC") and state commissions are inadequate. From time to time, we may consider the acquisition or disposition of assets or businesses that may be material to our financial condition, and therefore, our cash needs. We expect that such cash needs will be funded through operations and, when necessary, the issuance of debt securities.

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

         As of June 30, 1999 and December 31, 1998, approximately $3,924 and $957, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is primarily linked to commercial paper rates and changes in 3-month LIBOR. A hypothetical increase of 1% in commercial paper rates and 3-month LIBOR would increase annual pre-tax interest expenses by $39. As of June 30, 1999 and December 31, 1998, we also had $222 and $228, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

         As of June 30, 1999, all outstanding interest rate swaps and the associated debt instrument have matured. As of December 31, 1998, we had interest rate swaps with notional amounts of $155. The swaps synthetically transformed certain of the Company's floating rate issues into fixed rate obligations. The swaps and associated debt issues were indexed to two and 10-year constant maturity U.S. Treasury rates. Any gains (losses) on the swaps were offset by losses (gains) on the associated debt instruments.

         As of June 30, 1999 and December 31, 1998, we had also entered into cross-currency swaps with notional amounts of $133 and $204, respectively. The cross-currency swaps synthetically transform $97 and $182 of Swiss Franc borrowings at June 30, 1999 and December 31, 1998, respectively, into U.S. dollar obligations. Any gains (losses) on the cross-currency swaps would be offset by losses (gains) on the Swiss Franc debt obligations.

         Other assets at June 30, 1999 included marketable equity securities recorded at a fair value of $154 including unrealized gains of $132. Those securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges would not have had a material effect on our earnings.

Recent Regulatory Developments

 Interconnection. The FCC issued an order (the "Order") in 1996 relating to the Act that established interconnection costing and pricing rules which, from our perspective, significantly impeded negotiations with new entrants to the local exchange market, state regulatory commission interconnection rulemakings and interconnection arbitration proceedings.

         On January 25, 1999, the U.S. Supreme Court ("Supreme Court") issued a ruling on our appeal of the Order. Although the decision stated that the Act was ambiguous and self-contradictory, the Supreme Court ruled that:

o        the FCC has authority to set pricing methodology;

o unbundled network elements ("UNEs") must be provided in cases where necessary or the lack of availability would impair competition;

o Incumbent local exchange companies ("ILECs") must sell on a bundled basis, at the competitive local exchange carriers' ("CLECs") request, network elements the ILEC uses itself on a bundled basis; and

o CLECs may pick and choose pricing or other terms and conditions from multiple contracts within certain bounds.

         The impact of the Supreme Court ruling is unclear since state regulatory commissions generally follow the FCC's pricing and unbundling requirements in setting UNE prices. On April 16, 1999, the FCC issued a Further Notice of Proposal Rulemaking ("FNPRM") to address how it should interpret the "necessary and impair" standard and which specific network elements the FCC should require ILECs to unbundle. We expect further review of the legality of the FCC's pricing rules will occur at the Eighth Circuit Court of Appeals.

 InterLATA Long-Distance Entry. Several regional Bell operating companies have filed for entry into the interLATA long-distance business. Although many of these applications have been approved by state regulatory commissions, the FCC has rejected all applications to date.

         We view entry into this business as important to our strategy of providing an integrated bundle of services to our customers. In 1999, we withdrew our applications to enter the interLATA long-distance business in Wyoming and Montana but we filed an application in Arizona. In April 1999, the Nebraska Public Service Commission indicated it needed additional information before making a recommendation to the FCC. We expect our application to be forwarded to the FCC for its review in late 1999 or early 2000. See "Special Note Regarding Forward-Looking Statements " on page 15.

 Access Reform. In its access reform order, the FCC mandated a substantial restructuring of interstate access pricing. A significant portion of the services that were charged using minutes-of-use pricing are now being charged using a combination of minutes-of-use rates, flat-rate presubscribed interexchange carrier charges ("PICCs") and subscriber line charges ("SLCs"). Although an increase in the SLC to multi-line business users occurred on July 1, 1997, the bulk of the mandated pricing changes occurred on January 1, 1998. Additional mandated pricing changes occurred on January 1, 1999 and July 1, 1999 and more will be implemented on January 1, 2000 and 2001. The net effect of these changes will be to decrease minutes-of-use charges and increase flat-rate charges (i.e., PICCs and SLCs).

         The access reform order also continued in place the current rules under which ILECs may not assess interstate access charges on information service providers and purchasers of UNEs.

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

 Long-Term Number Portability Tariffs. In July 1999, the FCC issued an order on our LNP tariff that was originally effective in February 1999. The FCC's order reduced our tariff from $0.54 per access line to $0.43 per access line. The FCC also required that the difference between $0.54 and $0.43 be refunded to customers. The Company does not expect the refund to have a material impact on its financial statements.

 Court Remand of 6.5% Productivity Factor. On May 21, 1999, the District of Columbia U.S. Court of Appeals issued a ruling reversing and remanding back to the FCC its order requiring ILECs to retroactively increase the productivity offset to price caps to 6.5% in their annual price cap filings. The Court found that the FCC's order did not justify the increase. The FCC must revise and reissue its order by April 2000.

 Shared Transport. In June 1999, the Supreme Court vacated and remanded to the Eight Circuit Court of Appeals its decision on the FCC's shared transport rules. Until the FCC issues new rules, there is no federal requirement to make shared transport available as a UNE. The FCC has combined this issue with its FNPRM on UNE pricing.

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

 Network update. With regard to the Network, we are working with our telecommunications network vendors to obtain and convert to compliant releases of hardware and software. We also are testing, at our own initiative, in cooperation with certain of our customers, vendors and other major wireline telecommunications companies, network equipment over multiple configurations involving a broad spectrum of services. Toward this end, we participate in the Telco Year 2000 Forum (the "Forum"), an organization that addresses the year 2000 readiness of network elements and network interoperability. The Forum has contracted with Telcordia (formerly known as Bellcore), a former affiliate engaged in telecommunications industry research, development and maintenance activities, to engage in inter-region interoperability testing. No significant issues have been found to date. We also participate in (i) the FCC's Network Reliability and Interoperability Council IV working group, which is tasked to evaluate the year 2000 readiness of the public telecommunications network, and
(ii) the Alliance for Telecommunications Industry Solutions ("ATIS"), which is testing inter-network interoperability, and which, in conjunction with the Cellular Telecommunications Industry Association ("CTIA"), is testing network interoperability with wireless networks. Our inventory/assessment, planning and conversion phases for the Network are complete. The network testing/certification phase was approximately 100% complete as of June 30, 1999. Cooperative testing with certain customers, vendors and other telecommunications companies is expected to continue during 1999. As of June 30, 1999, approximately 99.6% of our Network remediation implementation was complete, with the remainder anticipated to be finished by August 1999. Substantial progress has been made with Network contingency planning activities. We anticipate that the remainder of the Network contingency planning activities will be complete by the end of the third quarter, 1999.

 IT update. Within IT, we have identified approximately 570 applications that support our critical business processes, such as billing and collections, network monitoring, repair and ordering. The inventory/assessment and planning phases for such IT applications are complete. As of June 30, 1999, approximately 99% of IT conversion activities, 96.8% of IT testing activities and 97% of IT implementation had been completed. We anticipate that each of these phases for IT will be complete by September 1999. Substantial progress has been made with IT contingency planning activities. We anticipate that the remainder of the IT contingency planning activities will be complete by the end of the third quarter, 1999.

 Business Units update. Within our Business Units, it is estimated that as of June 30, 1999, approximately 100% of the inventory/assessment activity, 99.5% of the planning activity, 99.5% of the conversion activity and 99% of the testing and remediation implementation activities were complete. We anticipate that each of these phases will be complete in the Business Units for major conversions and upgrades by the end of the third quarter of 1999. We have recently initiated Business Unit contingency planning activities and we anticipate those will be complete by the end of the third quarter, 1999.

 Costs relating to year 2000. We have spent approximately $200 from the beginning of 1997 through the end of the second quarter of 1999 on year 2000 projects and activities. We estimate that additional costs for year 2000 related projects and activities will be approximately $75. Virtually all year 2000 related expenditures are being funded through operations. Though year 2000 costs will directly impact the reported level of future net income, we intend to control our total cost structure, including deferral of non-critical projects to future years, in an effort to mitigate the impact of year 2000 costs on our historical rate of earnings growth. The estimates stated above are subject to change. The timing of our expenses may vary and is not necessarily indicative of readiness efforts or progress to date.

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

 Dependencies. Within Network, we are highly dependent upon our telecommunications network vendors to provide year 2000 compliant hardware and software in a timely manner, and on third parties that are assisting us in the focused testing and implementation phases regarding the Network. Because of these dependencies, we have developed and implemented a vendor compliance process whereby we have obtained written assurances of timely year 2000 compliance from most of our critical vendors (not only for Network, but also for IT and the Business Units). In addition, we monitor and actively participate in coordinated Network testing activities, as discussed above, with respect to the Forum, ATIS and Telcordia. Within IT, we depend on the development of software by experts, both internal and external, and the availability of critical resources with the requisite skill sets. Because of this dependency, we have developed detailed timetables, resource plans and standardized year 2000 testing requirements for identified critical applications (irrespective of whether these applications are used primarily by IT, the Network or the Business Units). Within the Business Units, we are dependent on vendor supplied goods and services and operability of the Network and critical IT and Business Unit specific applications. Because of these dependencies, we are implementing the same type of vendor compliance processes and application planning and testing processes at the Business Units, as discussed above with respect to the Network and IT. Overall, we have sought compliance assurances from approximately 7,765 vendors concerning approximately 25,769 products and have received assurances for 99.6% of those products as of June 30, 1999. During 1999, we will continue to pursue assurances of timely year 2000 compliance for the remaining critical vendors.

         As with any large-scale computer-related project such as year 2000 remediation, the testing phase may require resources in excess of other project phases and the other project phases may be affected by and dependent upon the results of the testing phase.

 Summary. In management's view, the most reasonably likely worse case scenario for year 2000 failure prospects we face is that a limited number of important IT and/or Business Unit specific applications may unexpectedly fail. In addition, there may be unexpected problems with the Network relating to the year 2000. Our failure or the failure by certain of our vendors to remediate year 2000 compliance issues in advance of the year 2000 and to execute appropriate contingency plans in the event that a critical failure is experienced, could result in disruption of our operations, possibly impacting the Network and impairing our ability to bill or collect revenues. However, while no assurance can be given, management believes that our efforts at remediation and testing, year 2000 specific contingency planning, and overall business continuity, contingency and disaster recovery planning will likely be successful, and that the aforementioned "worse case scenario" is unlikely to develop or significantly disrupt our financial operations.

         The above discussion regarding year 2000 contains many statements that are "forward-looking" within the meaning of the Reform Act. Although we believe that our estimates are based on reasonable assumptions, we cannot assure that actual results will not differ materially from these expectations or estimates. See "Special Note Regarding Forward-Looking Statements" on page 15.

New Accounting Standards

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheet and that changes in fair value generally be recognized currently in earnings unless specific criteria are met. The standard is effective for fiscal years beginning after June 15, 2000, though earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 1999, its impact on the consolidated financial statements would not have been material.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         Our Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. For a discussion of these actions, see "Note 6: Commitments and Contingencies" - to the consolidated financial statements.


Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

         The following describes securities issued by the Company within the past fiscal quarter which were privately placed and not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that the following issuances of securities were exempt from the registration requirements of the Securities Act, pursuant to the exemption set forth in
Section 4(2), Rule 144A, and Regulation S thereof.

         (a) On June 3, 1999, and in reliance on Rule 144A and Regulation S of the Securities Act, U S WEST Capital Funding, Inc. ("Capital Funding"), a wholly owned subsidiary of the Company, issued Floating Rate Notes (the "Notes") in the aggregate principal amount of $1,000,000,000. Payment of principal and interest on the Notes is unconditionally guaranteed by the Company. The Notes will mature and the principal amount, together with interest accrued and unpaid thereon, will be payable on June 15, 2000. The Notes will bear interest from June 10, 1999. The per annum rate of interest is based on three-month LIBOR, reset quarterly, plus 45 basis points (.45%). Interest will be computed on the basis of a 360-day year and the actual number of days in the applicable interest period. Capital Funding may, at its option, redeem the Notes on any interest payment date, in whole but not in part, at 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date upon not less than 15 nor more than 60 calendar days notice, subject to the rights of holders of record on the relevant record date to receive interest due on the relevant interest payment date. J.P. Morgan Securities, Inc., Banc of America Securities LLC, Chase Securities Inc. and Salomon Smith Barney Inc. (collectively, the "Initial Purchasers") purchased the Notes for resale to "qualified institutional buyers" as defined under Rule 144A at 99.90% of their principal amount ($999,000,000 aggregate proceeds to Capital Funding before deducting expenses payable by Capital Funding). Accordingly, the Initial Purchasers received a commission in the amount of $1 million.

         (b) From June 21, 1999 through June 25, 1999, and in reliance on Rule 144A of the Securities Act, the Company issued $1.5 billion in commercial paper.

         The Company used the proceeds from the sale of the Notes and commercial paper to finance the purchase of Global Crossing shares pursuant to the Tender Offer (as defined hereinafter). See Item 5 of this Part II for further information on the Tender Offer.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders (the "Annual Meeting") on May 11, 1999. The number of common votes present at the Annual Meeting voting and withholding authority to vote in the election of Directors was 447,363,630 which represented 88.862% of the common votes outstanding, which were 503,433,705 votes, on March 15, 1999, the record date for said Annual Meeting. At the meeting, the following items relating to the Company were submitted to a vote of stockholders of the Company:

         (a)      Election of Directors in Class I:

                              Votes For          Votes Withheld
                              ---------          --------------
Hank Brown                   430,483,507           16,880,123
George J. Harad              430,820,266           16,543,364
Marilyn Carlson Nelson       430,373,971           16,989,659

         (b) Ratification of appointment of Arthur Andersen LLP, Independent Public Accountants, as independent auditors to audit the financial statements of the Company for the calendar year 1999:

   Votes For                 Votes Against               Votes Abstained
   ---------                 -------------               ---------------
  438,745,633                  5,113,426                    3,504,571

(c) A stockholder proposal recommending that the Board of Directors discontinue the classified board:

  Votes For      Votes Against     Votes Abstained    Votes Delivered Not Voted
  ---------      -------------     ---------------    -------------------------
 196,476,249      192,163,951         8,304,450              50,418,980

         (d) A stockholder proposal recommending that the stockholders amend the bylaws of the Company to discontinue the Shareholder Rights Plan:


       Votes For                         Votes Against
       ---------                         -------------
      208,906,459                         238,457,171*

      * Votes Against include abstentions (8,780,407) and votes delivered but not voted (50,400,719).

          (e)  A  stockholder   proposal   limiting  future  change  of  control
 compensation:

  Votes For     Votes Against      Votes Abstained    Votes Delivered Not Voted
  ---------     -------------      ---------------    -------------------------
 148,036,814     235,328,187          13,592,516              50,406,113


         (f) A stockholder proposal requiring the Public Policy/Nominating Committee to nominate two candidates for each directorship to be filled by the voting of stockholders at annual meetings:

  Votes For      Votes Against      Votes Abstained   Votes Delivered Not Voted
  ---------      -------------      ---------------   -------------------------
  31,891,636      355,802,297          9,264,986              50,504,711


Item 5. Recent Developments

Global Crossing Merger

         On May 17, 1999, the Board of Directors of U S WEST announced that it had entered into a definitive agreement to merge (the "Global Merger Agreement") U S WEST and Global Crossing. As part of the merger, U S WEST commenced and closed a cash tender offer for approximately 39 million shares of common stock of Global Crossing or approximately 9.5% of Global Crossing's outstanding shares at a price of $62.75 per share (the "Tender Offer"). The Tender Offer commenced on May 21, 1999, expired on June 18, 1999 and settled on June 28, 1999. U S WEST financed the purchase of Global Crossing shares pursuant to the Tender Offer with proceeds from the sale the Notes and commercial paper. See Item 2 of Part II of this form 10-Q.

Qwest Merger

         On July 18, 1999, the Board of Directors of U S WEST announced that it had entered into a definitive agreement to merge U S WEST with and into Qwest Communications International Inc. ("Qwest"). See Note 7 to the consolidated financial statements. The merger is subject to, among other things, the approval of stockholders of both companies, the expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, the approval by the Federal Communications Commission, and other regulatory reviews.

         For current information regarding the Qwest merger, you are encouraged to review the publicly filed reports of the respective companies.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits filed for the Company through the filing of this Form 10-Q.

(2-A)      Separation Agreement between U S WEST, Inc. (renamed "MediaOne Group,
           Inc.") and U S WEST, Inc. (formerly USW-C,  Inc.), dated June 5, 1998
           (Exhibit 99.1 to Form 8-K/A dated June 26, 1998, File No. 1-14087).

(2-A.1)    Amendment to the Separation  Agreement  between MediaOne Group,  Inc.
           (formerly U S WEST, Inc.) and U S WEST, Inc. (formerly USW-C, Inc.), dated June 12, 1998 (Exhibit 10(p) to Form 10-K/A for the year ended
           December 31, 1998, File No.
           1-14087).

(2-A.2)   Offer to  Purchase;  Letter of  Transmittal  relating to the Common
          Stock; Letter to Brokers,  Dealers,  Commercial Banks, Trust Companies
          and  Other  Nominees  to  Clients;   Letter  from  Brokers,   Dealers,
          Commercial  Banks,  Trust  Companies  and Other  Nominees  to Clients;
          Notices of Guaranteed  Delivery  relating to the Common  Stock;  Press
          Release  issued by the Offeror and the  Company on May 17,  1999;  and
          Guidelines  for  Certificate  of  Taxpayer  Identification  Number  on
          Substitute  Form W-9 each dated May 21, 1999 (Exhibits  (a)(1) through
          (a)(5) to Schedule  14D-1 and Schedule  13D,  dated May 21,  1999,  as amended).

(2-A.3)    Agreement  and  Plan of  Merger,  dated as of May 16,  1999,  between
           Global Grossing Ltd. and U S WEST, Inc. (Exhibit 2 to Form 8-K, dated
           May 21, 1999, File No, 1-14087).

(2-A.4) Tender Offer and Purchase Agreement, dated as of May 16, 1999, between Global Crossing Ltd. and U S WEST, Inc. (Exhibit (c)(2) to
           Schedule 14D-1 and Schedule 13D, dated May 21, 1999, as amended).

(2-A.5)    Voting Agreement,  dated as of May 16, 1999,  between Global Crossing
           Ltd.  and U S WEST,  Inc.  (Exhibit  (c)(3)  to  Schedule  14D-1  and
           Schedule 13D, dated May 21, 1999, as amended).

(2-A.6)    Standstill  Agreement,  dated  as of May  16,  1999,  between  Global
           Crossing Ltd. and U S WEST, Inc. (Exhibit (c)(4) to Schedule 14D-1 and Schedule 13D, dated May 21, 1999, as amended).

(2-A.7)    Tender and Voting  Agreement,  dated as of May 16, 1999,  between U S
           WEST, Inc. and each of the parties listed on the signature page thereto (Exhibit (c)(5) to Schedule 14D-1 and Schedule 13D, dated May
           21, 1999, as amended).

(2-A.8)    Agreement,  dated as of May 16, 1999,  between U S WEST, Inc., Global
           Crossing Ltd. and each person whose name appears on the signature page thereto (Exhibit (c)(6) to Schedule 14D-1 and Schedule 13D, dated May 21, 1999, as amended).

(2-A.9)    Letter  Agreement,  dated  as of May  16, 1999,  between  U S WEST,
           Inc.  and  Global Crossing Ltd. (Exhibit 99 to Form 8-K, dated May
           21, 1999, File No. 1-14087).

(2-A.10)   Transfer Agreement, dated as of May 16, 1999, between Global Crossing
           Ltd. and each person whose name appears on the signature page thereto
           (Exhibit  (c)(8) to Schedule  14D-1 and Schedule  13D,  dated May 21,
           1999, as amended).

(2-A.11)   Agreement  and  Plan of  Merger  between  U S WEST,  Inc.  and  Qwest
           Communications  International  Inc.,  dated  as  of  July  18,  1999,
           (Exhibit 2 to Form 8-K dated July 20, 1999, File No. 1-14087).
(2-A.12) Voting Agreement among each of the stockholders listed on the signature page thereto and U S WEST, Inc., dated as of July 18, 1999
           (Exhibit 10.1 to Form 8-K, dated July 20, 1999, File No. 1-14087).

(2-A.13)   Termination  Agreement  between U S WEST,  Inc.  and Global  Crossing
           Ltd., dated as of July 18, 1999 (Exhibit 10.2 to Form 8-K, dated July
           20, 1999, File No. 1-14087).

2-A.14     Amendment No. 1 to Tender Offer and Purchase Agreement, dated as of
           July 18, 1999.

(3-A) Restated Certificate of Incorporation of U S WEST, Inc. (Exhibit 3A) to Form S-4 Registration Statement No. 333-45765, filed February 6,
           1998, as amended).

(3-B) Bylaws of U S WEST, Inc. (formerly "USW-C, Inc."), effective as of June 12, 1998 (Exhibit 3(ii) to Form 8-K/A dated June 26, 1998,
           File No. 1-14087).

(4-A)      Form of Rights  Agreement  between U S WEST, Inc.  (formerly  "USW-C,
           Inc.") and State Street Bank and Trust Company, as Rights Agent, dated as of June 1, 1998 (Exhibit 4-A to the Form S-4 Registration
           Statement No. 333-45765, filed February 6, 1998, as amended).

(4-A.1)    Amendment No. 1 to Rights Agreement between  U S WEST, Inc. and State
           Street Bank and Trust Company, dated as of May 16, 1999 (Exhibit 4 to Form 8-K, dated May 21, 1999, File No. 1-14087).

4-A.2      Amendment No. 2 to Rights Agreement between U S WEST, Inc. and State
           Street Bank and Trust Company, dated as of July 18, 1999.

(4-B)      Indenture among U S WEST Capital  Funding,  Inc., USW-C (renamed "U S
           WEST,  Inc.") and First National Bank of Chicago,  as Trustee,  dated
           June 29, 1998  (Exhibit  4(a) to Form 8-K,  filed  November 18, 1998,
           File No. 1-14087).

(10-A)     Employee Matters Agreement between U S WEST, Inc. (renamed  "MediaOne
           Group,  Inc.") and USW-C,  Inc. (renamed "U S WEST,  Inc."),  dated
           June 5, 1998 (Exhibit 99.2 to Form 8-K/A dated June 26, 1998, File
           No. 1-14087).

(10-B)     Tax Sharing  Agreement between U S WEST,  Inc.  (renamed  "MediaOne
           Group,  Inc.") and USW-C,  Inc.  (renamed  "U S WEST,  Inc."),  dated
           June 5, 1998  (Exhibit 99.3 to Form 8-K/A dated June 26, 1998, File
           No. 1-14087).

(10-C)     364-Day Credit  Agreement,  dated May 8, 1998,  with Morgan  Guaranty
           Trust Company of New York, as  Administrative  Agent  (Exhibit 10A to
           Form 10-Q for the quarter ended March 31, 1998, File No. 1-14087).

(10-D)     Five-Year Credit  Agreement,  dated May 8, 1998, with Morgan Guaranty
           Trust Company of New York, as  Administrative  Agent  (Exhibit 10B to
           Form 10-Q for the quarter ended March 31, 1998, File No. 1-14087).

(10-D.1)   Amendment No. 1 to Credit Agreements dated as of June 30, 1998 to the
           364-Day Credit Agreement and the Five-Year Credit Agreement, each dated as of May 8, 1998, among U S WEST Capital Funding, Inc., U S
           WEST, Inc., the banks listed on the signature pages thereto and Morgan Guaranty Trust Company of New York (Exhibit 10(e)(1) to Form
           10-Q for the quarter ended September 30, 1998, File No. 1-14087).

(10-D.2)   Amended and Restated Credit Agreement, dated as of May 7, 1999, among
           U S WEST Capital Funding, Inc., U S WEST, Inc. and the banks listed on the signature pages thereof (Exhibit (b)(4) to Schedule 14D-1 and Schedule 13D, dated May 21, 1999, as amended).

10-D.3 Amendment to Credit Agreements, dated as of June 11, 1999, which further amends (i) the 364-Day Credit Agreement dated as of May 8, 1999, as amended and (ii) the Five-Year Credit Agreement dated as of May 8, 1998, as amended, among U S WEST Capital Funding, Inc., U S
           WEST, Inc., the banks listed on the signature pages thereto, and Morgan Guaranty Trust Company of New York.

(10-D.4) 364-Day $1.5 billion Credit Agreement dated as of June 11, 1999, among U S WEST Capital Funding, Inc., and U S WEST, Inc., the banks listed therein and Morgan Guaranty Trust Company of New York, as
           Administrative  Agent (Exhibit  (b)(6) to Amendment No. 3 to Schedule
           14D-1 and Schedule 13D, dated June 11, 1999, filed on behalf of Global Crossing Ltd. and U S WEST, Inc.).

10-D.5     Assignment and Assumption  Agreement among each institution listed on
           Schedule 1 thereto, U S WEST, Inc. and Morgan Guaranty Trust Company of New York, dated as of July 6, 1999.

10-E       364-Day Million Credit Agreement, among the banks listed therein, U S
           WEST  Communications,  Inc., and Morgan Guaranty Trust Company of New
           York, as Administrative Agent, dated as of May 19, 1999.

10-F       Amendment  No. 1 to Credit  Agreement  to the  364-Day  $800  Million
           Credit  Agreement,  dated  as  of  May  19,  1998,  among  U  S  WEST
           Communications, Inc., U S WEST, Inc., the banks listed on the signature pages thereto and Morgan Guaranty Trust Company of New
           York, as Administrative Agent, dated as of June 11, 1999.

(10-G)     Change of Control  Agreement for the  President  and Chief  Executive
           Officer  (Exhibit  10(f) to Form 10-Q for the quarter  ended June 30,
           1998, File No. 1-14087).

(10-H)     Form of Change of Control  Agreement  for Tier II Executive  (Exhibit
           10(g) to Form 10-Q for the  quarter  ended  June 30,  1998,  File No.
           1-14087).

(10-I) Form of Executive Severance Agreement (Exhibit 10(h) to Form 10-Q for the quarter ended June 30, 1998, File No. 1-14087).

(10-J)     1998 U S WEST Stock Plan (Exhibit  10-A to the Form S-4  Registration
           Statement No. 333-45765, filed February 6, 1998, as amended).

(10-K)     U S WEST  Long-Term  Incentive  Plan  (Exhibit  10-D  to  the  Form
           S-4 Registration Statement No. 333-45765, filed February 6, 1998, as amended).

(10-L)     U S WEST  Executive   Short-Term   Incentive  Plan  (Exhibit  10-E to
           the  Form S-4 Registration Statement No. 333-45765, filed February 6,
           1998, as amended).

(10-M)     U S WEST 1998 Broad  Based  Stock  Option  Plan  dated June 12,  1998
           (Exhibit 10(l) to Form 10-Q for the quarter ended September 30, 1998,
           File No. 1-14087).

(10-N) U S WEST Deferred Compensation Plan, amended and restated effective as of June 12, 1998 (Exhibit 10(m) to Form 10-Q for the quarter ended
           September 30, 1998, File No. 1-14087).

(10-O)     U S WEST 1998 Stock Plan, as amended June 22, 1998 (Exhibit  10(n) to
           Form  10-Q  for the  quarter  ended  September  30,  1998,  File  No.
           1-14087).

 (10-P)    Stockholder  Investment Plan dated June 12, 1998 (Form S-3
           Registration  Statement No. 333-52781, filed May 15, 1998).

(10-Q)     Form of Non-Qualified  Stock Option  Agreement  (Exhibit 10-Q to Form
           10-Q for the quarter ended March 31, 1999, File No. 1-14087).

(10-R) Form of Agreement for Purchase and Sale of Telephone Exchanges, dated as of June 16, 1999, between Citizens Utilities Company and U S WEST
           Communications,  Inc.  (Exhibit 99 to Form 8-K,  dated June 17, 1999,
           File No. 1-14087).

 (13) U S WEST 1998 Summary Annual Report to Stockholders (Exhibit 13 to Form 8-K dated February 24, 1999, File No. 1-14087).

27         Financial Data Schedule

(99)       Annual  Report on Form 11-K for the  U S WEST  Savings  Plan/ESOP for
           the year  ended December 31,  1998,  (Exhibit 99 to Form 10-K/A filed by amendment on Form SE, File No. 1-14087), Paper Copy (P).
-------------------

<F1>
(  )     Previously filed.



(b) Reports on Form 8-K filed during the Second Quarter of 1999 and through the filing of this Form 10-Q:

(i) Form 8-K dated April 6, 1999 providing notification of a press release announcing the election of Manny Fernandez to the U S WEST Board of Directors.

(ii) Form 8-K dated April 21, 1999 providing notification of the release of first quarter earnings of U S WEST, Inc.

(iii)    Form 8-K  dated  May 12,  1999  providing  notification  of (i) a press
         release  announcing  Solomon  Trujillo's   election  as  the  Company's
         Chairman and Richard McCormick's retirement from the Board of Directors and  (ii) a press  release  announcing  the  voting  results  from  the
         Company's annual stockholders' meeting.

(iv) Form 8-K dated May 18, 1999, (i) providing notification of a press release announcing the proposed merger of U S WEST, Inc. and Global
         Crossing Ltd.; and (ii) filing the joint analyst presentation of Global
         Crossing Ltd. and U S WEST, Inc., dated May 17, 1999.

(v) Form 8-K dated May 21, 1999 filing (i) the Agreement and Plan of Merger between Global Crossing Ltd. and U S WEST, Inc., dated as of May 16,
         1999; (ii) Amendment No. 1 to Rights  Agreement  between U S WEST, Inc.
         and State Street Bank and Trust Company,  dated as of May 16, 1999; and
         (iii) the Letter  Agreement  between U S WEST, Inc. and Global Crossing
         Ltd., dated as of May 16, 1999.

(vi)     Form 8-K dated May 26, 1999, filing the Q&A presentation, dated May 25,
         1999, relating to the transactions contemplated by the proposed merger of U S WEST, Inc. and Global Crossing Ltd.

(vii) Form 8-K dated June 17, 1999 providing notification of a press release announcing the definitive agreement reached between Citizens Utilities
         Company  and U S WEST  Communications,  Inc.  and  filing  the  Form of
         Agreement for Purchase and Sale of Telephone Exchanges, dated as of June 16, 1999.

(viii) Form 8-K dated June 22, 1999 providing notification of a press release announcing that the Company's Board of Directors met and reviewed the unsolicited proposal made by Qwest Communications International, Inc.
         on June 13, 1999.

(ix) Form 8-K dated July 7, 1999 providing notification of a press release announcing that the Company's Board of Directors had authorized the Company's management and advisors to discuss with Qwest Communications
         International Inc. issues relating to its June 23, 1999 revised merger proposal.



(x)      Form 8-K dated July 20, 1999 providing  notification of a press release announcing  that the Company had entered into an Agreement  and Plan of
         Merger,   dated  as  of  July  18,  1999,  with  Qwest   Communications
         International  Inc., and filing (i) the Voting  Agreement among each of the  stockholders  listed on the  signature  page thereto and U S WEST,
         Inc.;  (ii) the  Termination  Agreement;  and (iii)  the joint  analyst presentation of Qwest and U S WEST, dated as of July 19, 1999.

(xi) Form 8-K dated July 23, 1999 providing notification of the release of second quarter earnings of U S WEST, Inc.

(xii) Form 8-K/A dated July 26, 1999 amending the July 23, 1999 Form 8-K, providing notification of the release of second quarter earnings of U S
         WEST, Inc.

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

August 9, 1999