Form 10-Q
period 1999-09-30
U S WEST INC /DE/
filed 1999-11-12
CIK 1054522

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

                For the Quarterly Period Ended September 30, 1999

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the transition period from _______ to _______

                         Commission File Number 1-14087

                                 U S WEST, Inc.
             (Exact name of registrant as specified in its charter)

     A Delaware Corporation                             84-0953188
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation of organization)


                 1801 California Street, Denver, Colorado 80202
                         Telephone Number (303) 672-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At October 29, 1999, 505,306,250 shares of common stock were outstanding.

================================================================================

                                 U S WEST, Inc.
                                    Form 10-Q

                                TABLE OF CONTENTS

  Item                                                                                                 Page
                         PART I - FINANCIAL INFORMATION

   1.      Financial Statements

                  Consolidated Statements of Income -
                     Three months and nine months ended September 30, 1999 and 1998................       3

                  Consolidated Balance Sheets -
                    September 30, 1999 and December 31, 1998.......................................       4

                  Consolidated Statements of Cash Flows -
                     Nine months ended September 30, 1999 and 1998.................................       5

                   Notes to Consolidated Financial Statements......................................       6

   2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................................      16

   3.      Quantitative and Qualitative Disclosures
                  About Market Risk................................................................      26

                           PART II - OTHER INFORMATION

   1.      Legal Proceedings.......................................................................      33

   2.      Changes in Securities and Use of Proceeds...............................................      33

   4.      Submission of Matters to a Vote of Security Holders.....................................      34

   5.      Recent Developments.....................................................................      35

   6.      Exhibits and Reports on Form 8-K........................................................      35



                                 U S WEST, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in millions, except per share amounts)
                                   (unaudited)


                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30,                       September 30,
                                                                1999             1998               1999              1998
                                                                ----             ----               ----              ----
Operating revenues:
      Local services......................................       $1,979            $1,805             $5,779            $5,291
      Access services.....................................          688               660              2,057             1,996
      Directory services..................................          336               313                995               929
      Long-distance services..............................          141               202                471               606
      Other services......................................          173               132                455               352
                                                             ------------     ------------      -------------      ------------
         Total operating revenues.........................        3,317             3,112              9,757             9,174
                                                             ------------     ------------      -------------      ------------
 Operating expenses:
      Employee-related expenses...........................        1,195             1,104              3,473             3,179
      Other operating expenses............................          657               651              1,996             2,072
      Depreciation and amortization.......................          588               558              1,763             1,625
                                                             ------------     ------------      -------------      ------------
         Total operating expenses.........................        2,440             2,313              7,232             6,876
                                                             ------------     ------------      -------------      ------------
Operating income..........................................          877               799              2,525             2,298
                                                             ------------     ------------      -------------      ------------
Other expense:
      Interest expense....................................          203               172                519               378
      Terminated merger-related expenses..................          282                 -                282                 -
      Other (income) expense-net..........................           (4)               19                 10                77
                                                             ------------     ------------      -------------      ------------
         Total other expense-net..........................          481               191                811               455
                                                             ------------     ------------      -------------      ------------
Income before income taxes................................          396               608              1,714             1,843
Provision for income taxes................................          257               229                757               703
                                                             ------------     ------------      -------------      ------------

Net income................................................         $139              $379               $957            $1,140
                                                             ============     ============      =============      ============
Basic earnings per share..................................        $0.28             $0.76              $1.90              $2.32
                                                            =============     ===========      ==============      ============
Basic average shares outstanding (in 000's)...............      504,771           501,807            504,009            491,608
                                                            =============     ===========      ==============      ============


Diluted earnings per share................................        $0.27             $0.75              $1.88              $2.30
                                                            =============     ===========      ==============      ============

Diluted average shares outstanding (in 000's).............      509,014           505,949            508,511            495,718
                                                            =============     ===========      ==============      ============

Dividends per share.......................................       $0.535            $0.535             $1.820             $1.605
                                                            =============     ===========      ==============      ============


     The accompanying notes are an integral part of the consolidated financial statements.


                                 U S WEST, Inc.
                           CONSOLIDATED BALANCE SHEETS
                   (dollars in millions, except share amounts)
                                                                                      September 30,      December 31,
                                                                                          1999               1998
                                                                                          ----               ----
                                                                                       (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.......................................................             $55               $49
   Accounts receivable, less allowance for uncollectibles of
     $77 and $69, respectively.....................................................           1,785             1,743
   Inventories and supplies........................................................             257               197
   Deferred directory costs........................................................             273               274
   Deferred tax assets.............................................................             163               151
   Prepaid and other...............................................................             118                78
                                                                                      -----------------  -----------------

Total current assets...............................................................           2,651             2,492
Property, plant and equipment-net..................................................          15,705            14,908
Other assets-net...................................................................           2,604             1,007
                                                                                      -----------------  -----------------

Total assets.......................................................................         $20,960           $18,407
                                                                                      =================  =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt.................................................................          $3,379            $1,277
   Accounts payable................................................................           1,436             1,347
   Accrued expenses................................................................           1,762             1,702
   Advance billings and customer deposits..........................................             385               370
                                                                                       -----------------  -----------------

Total current liabilities..........................................................           6,962             4,696
Long-term debt.....................................................................           9,754             8,642
Postretirement and other postemployment benefit obligations........................           2,635             2,643
Deferred income taxes..............................................................             454               786
Unamortized investment tax credits.................................................             158               159
Deferred credits and other.........................................................             845               726

Commitments and Contingencies

Stockholders' equity:
   Preferred stock - $1.00 par value, 190,000,000 shares authorized, none issued
      and outstanding..............................................................               -                 -
   Series A junior preferred stock-$1.00 par value, 10,000,000 shares authorized,
      none issued and outstanding..................................................               -                 -
   Common stock-$0.01 par value, 2,000,000,000 shares authorized, 505,305,886  and
      503,207,058 issued, 505,001,883  and 502,903,055 outstanding.................
                                                                                                617               532
   Retained earnings...............................................................             264               223
   Accumulated other comprehensive loss............................................            (729)                -
                                                                                      -----------------  -----------------
Total stockholders' equity.........................................................             152               755
                                                                                      -----------------  -----------------
Total liabilities and stockholders' equity.........................................         $20,960           $18,407
                                                                                      =================  =================

     The accompanying notes are an integral part of the consolidated financial statements.



                                 U S WEST, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)
                                   (unaudited)
                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                1999            1998
                                                                                                ----            ----

OPERATING ACTIVITIES
Net income................................................................................       $957           $1,140
   Adjustments to net income:
      Depreciation and amortization.......................................................      1,763            1,625
      Deferred income taxes and amortization of investment tax credits....................        131              102
   Changes in operating assets and liabilities:
      Accounts receivable.................................................................        (42)             (18)
      Inventories, supplies and other current assets......................................        (93)             (49)
      Accounts payable, accrued expenses and advance billings.............................        155              116
      Other...............................................................................         81               34
                                                                                            --------------  --------------
      Cash provided by operating activities...............................................      2,952            2,950
                                                                                            --------------  --------------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment.........................................     (2,681)          (1,937)
   Payments on disposals of property, plant and equipment.................................        (30)             (14)
   Investment in Global Crossing Ltd. common stock........................................     (2,464)               -
   Other..................................................................................        (11)            (57)
                                                                                            --------------  --------------
   Cash used for investing activities.....................................................     (5,186)         (2,008)
                                                                                            --------------  --------------
FINANCING ACTIVITIES
   Net proceeds from short-term debt......................................................      2,102            1,519
   Proceeds from issuance of long-term debt...............................................      1,302            3,066
   Repayments of long-term debt...........................................................       (307)            (411)
   Repayments of Old U S WEST debt in connection with the Dex Alignment...................          -           (3,829)
   Net repayments of Old U S WEST debt....................................................          -             (198)
   Proceeds from issuance of common stock.................................................         60               60
   Dividends paid on common stock.........................................................       (917)            (787)
   Dividends paid to Old U S WEST.........................................................          -             (194)
   Payment to Old U S WEST for debt refinancing costs.....................................          -             (140)
   Return of capital from Old U S WEST....................................................          -               13
   Purchases of treasury stock............................................................          -              (46)
                                                                                            --------------  --------------
   Cash provided by (used in) financing activities........................................      2,240             (947)
                                                                                            --------------  --------------
CASH AND CASH EQUIVALENTS
   Increase (decrease)....................................................................          6              (5)
   Beginning balance......................................................................         49               27
                                                                                            --------------  --------------
   Ending balance.........................................................................        $55              $22
                                                                                            ==============  ==============


     The accompanying notes are an integral part of the consolidated financial statements.

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the nine months ended September 30, 1999
                 (dollars in millions, except per share amounts)
                                   (unaudited)


NOTE 1:  U S WEST SEPARATION

         On June 12, 1998, our former parent company ("Old U S WEST"), separated into two independent companies (the "Separation"). Old U S WEST conducted its businesses through two groups: (i) the U S WEST Communications Group (the "Communications Group"), which included the communications businesses of Old U S WEST, and (ii) the U S WEST Media Group (the "Media Group"), which included the multimedia and directories businesses of Old U S WEST. As part of the Separation, Old U S WEST contributed to us the businesses of the Communications Group and the domestic directories business of the Media Group known as U S WEST Dex, Inc. ("Dex"). The alignment of Dex with U S WEST, Inc. (the "Company" or "U S WEST") is referred to in this document as the "Dex Alignment." Old U S WEST continues to operate as an independent public company comprised of the businesses of Media Group other than Dex and has been renamed MediaOne Group, Inc.

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

         For periods prior to the Separation, the consolidated financial statements include an allocation of certain costs, expenses, assets and liabilities from Old U S WEST. We believe the allocations were reasonable; however the amount of costs allocated to us were not necessarily indicative of the costs we would have incurred if we had operated as a stand-alone company. The consolidated financial statements may not reflect the future financial position, results of operations or cash flows or what they would have been had we operated as a separate, stand-alone company during such periods.

         The consolidated interim financial statements are unaudited. We prepared the financial statements in accordance with the instructions for Form 10-Q and therefore, did not include all information and footnotes required by generally accepted accounting principles. In our opinion, we made all the adjustments (consisting only of normal recurring adjustments) necessary to fairly present our consolidated results of operations, financial position and cash flows as of September 30, 1999 and for all periods presented. The financial statements are subject to year-end audit adjustment. A description of our accounting policies and other financial information are included in the audited consolidated financial statements filed with the Securities and Exchange
Commission in our Form 10-K/A for the year ended December 31, 1998. The consolidated results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

         We reclassified prior period revenue amounts to conform to the current year presentation. For a description of the reclassifications, see our Form 8-K filed April 21, 1999.

         On January 1, 1999, we adopted the accounting provisions required by the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software. Adoption of the SOP resulted in an increase in net income for the three months ended September 30, 1999 of $42, or $0.08 per diluted share and $141, or $0.28 per diluted share for the nine months ended September 30, 1999. We expect that the impact for fiscal year 1999 will be to increase net income by approximately $150 to $180 or $0.30 to $0.35 per diluted share.


NOTE 3:  EARNINGS PER SHARE

         The following table is a reconciliation of basic weighted average shares to diluted weighted average shares (shares in thousands):

                                                           Three Months                           Nine Months
                                                       Ended September 30,                    Ended September 30,
                                                 ---------------------------------       ------------------------------
                                                     1999                1998                1999              1998
                                                     ----                ----                ----              ----

Basic weighted average shares outstanding.......       504,771            501,807             504,009          491,608
Dilutive effect of stock options................         4,243              4,142               4,502            4,110
                                                 --------------      -------------       -------------      -----------

Diluted weighted average shares outstanding.....       509,014            505,949             508,511          495,718
                                                 ==============      =============       =============      ===========

         Certain of the financial effects of the Separation and the Dex Alignment, including interest expense associated with the refinancing of the Dex Indebtedness and dilutive effects of the Dex Dividend, are not reflected in the consolidated statements of income prior to the Separation. The following presents earnings per share for the nine months ended September 30, 1998 on a pro forma basis. The pro forma earnings per share amounts give effect to the Dex Indebtedness and issuance of approximately 16,341,000 shares (net of the redemption of 305,000 fractional shares) of common stock in connection with the Dex Alignment as if such transactions had been consummated as of January 1, 1998 (shares in thousands).


Basic Earnings Per Share
Net income.......................................                $1,140
Pro forma adjustment(1)..........................                   (72)
                                                         -----------------
Pro forma net income.............................                $1,068
                                                         =================
Basic weighted average shares(2).................               491,608
Pro forma adjustment(3)..........................                 9,937
                                                         -----------------
Pro forma basic weighted average shares..........               501,545
                                                         =================
Pro forma basic earnings per share...............                 $2.13
                                                         =================

Diluted Earnings Per Share
--------------------------
Net income.......................................                $1,140
Pro forma adjustment(1)..........................                   (72)
                                                         -----------------
Pro forma net income.............................                $1,068
                                                         =================
Diluted weighted average shares(2)...............               495,718
Pro forma adjustment(3)..........................                 9,937
                                                         -----------------
Pro forma diluted weighted average shares........               505,655
                                                         =================
Pro forma diluted earnings per share.............                 $2.11
                                                         =================

<F1>
(1) Reflects incremental (after-tax) interest expense associated with the Dex Indebtedness.
<F2>
(2) Historical average shares assume a one-for-one conversion of historical Communications Group common stock outstanding into shares of U S WEST as of the Separation.
<F3>
(3) Reflects the issuance of approximately 16,341 shares of common stock (net of the redemption of approximately 305 fractional shares) issued in connection with the Dex Alignment as if the shares were issued at the beginning of the period.


NOTE 4:  SEGMENT INFORMATION

         We operate in four segments: retail services, wholesale services, network services and directory services. The retail services segment provides local telephone services, including wireless, data and long-distance services. The wholesale services segment provides access services that connect customers to the facilities of interexchange carriers and interconnection to our telecommunications network to competitive local exchange carriers. Our network services segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments. The directory services segment publishes White and Yellow Pages telephone directories, provides electronic directory and other information services. We provide our services to more than 25 million residential and business customers in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

         Following is a breakout of our segments. Because significant operating expenses of the retail services and wholesale services segments are not allocated to the segments for decision-making purposes, management does not believe the segment margins are representative of the actual operating results of the segments. The margins for the retail services and wholesale services segments exclude network and corporate expenses. The margins for the network and directory services segment exclude corporate expenses. The "other" category includes our corporate expenses and intersegment eliminations.

                                                         Total
                                                     Communications
                                                          and
                     Retail     Wholesale    Network    Related    Directory               Reconciling   Consolidated
                    Services    Services     Services   Services   Services     Other         Items          Total
                    --------    --------     --------   --------   --------     -----         -----          -----

Three Months Ended
September 30,
1999
----
Operating
revenues.....        $2,270         $725        $63      $3,058        $338         $-         ($79) (1)     $3,317
Margin.......         1,560          549       (699)      1,410         190        (34)      (1,170) (2)        396
Assets.......             -(3)         -(3)       -(3)        -(3)      546          -(3)    20,414(3)       20,960
Capital
expenditures.           144(4)        25        877       1,046          10         (5)           -           1,051
1998
----
Operating
revenues.....        $2,157         $643        $51      $2,851        $316        $-          ($55) (1)     $3,112
Margin.......         1,554          464       (726)      1,292         160        (11)        (833)(2)         608
Assets.......             -(3)         -(3)       -(3)        -(3)      518          -(3)    17,543(3)       18,061
Capital
expenditures.            49(4)         -        507         556           6         27            -             589


-----------------------
<F1>
(1)  Represents primarily intersegment charges.
<F2>
(2) Adjustments made to arrive at consolidated income before income taxes include the following:


                                                                              Three Months Ended September 30,
                                                                          ------------------------------------------
                                                                                 1999                   1998
                                                                          -------------------    -------------------

     Costs and adjustments excluded from segment data
          but included in the consolidated total:
     Taxes other than income taxes...................................            $101                    $84
     Depreciation and amortization...................................             588                    558
     Interest expense................................................             203                    172
     Terminated merger-related expenses..............................             282                      -
     Other (income) expense-net......................................              (4)                    19
                                                                          -------------------    -------------------
                                                                               $1,170                   $833
                                                                          ===================    ===================

<F1>
(3) We do not provide a breakout of assets for all segments to our chief operating decision-maker. The reconciling items column represents the amount to reconcile to the consolidated total.
<F2>
(4) Capital expenditures reported for the retail services segment include only expenditures for wireless services and certain data services. Additional capital expenditures relating to those services are included in network services capital expenditures.


                                                         Total
                                                    Communications
                                                          and
                     Retail    Wholesale    Network    Related     Directory               Reconciling   Consolidated
                    Services    Services    Services    Services   Services     Other         Items          Total
                    --------    --------    --------    --------   --------     -----         -----          -----

Nine Months Ended
September 30,
      1999
      ----
Operating
revenues.........    $6,660      $2,134        $178      $8,972     $1,002          $-        ($217) (1)    $9,757
Margin...........     4,607       1,604      (2,083)      4,128        530         (70)      (2,874) (2)     1,714
Assets...........         -(3)        -(3)        -(3)        -(3)     546           -(3)    20,414(3)      20,960
Capital
expenditures.....       348(4)       65       2,346       2,759         27          33            -          2,819
      1998
      ----
Operating
revenues.........    $6,337      $1,916        $150      $8,403       $936          $-        ($165)(1)     $9,174
Margin...........     4,662       1,423      (2,031)      4,054        472        (199)      (2,484) (2)     1,843
Assets...........         -(3)        -(3)        -(3)        -(3)     518           -(3)    17,543(3)      18,061
Capital
expenditures.....       286(4)        -       1,539       1,825         27          68            -          1,920


<F1>
(1)  Represents primarily intersegment charges.
<F2>
(2) Adjustments made to arrive at consolidated income before income taxes include the following:


                                                                               Nine Months Ended September 30,
                                                                          ------------------------------------------
                                                                                 1999                   1998
                                                                          -------------------    -------------------

     Costs and adjustments excluded from segment data but included in the consolidated total:
     Restructuring costs.............................................              $-                   $129
     Taxes other than income taxes...................................             300                    275
     Interest expense................................................             519                    378
     Depreciation and amortization...................................           1,763                  1,625
     Terminated merger-related expenses..............................             282                      -
     Other expense-net...............................................              10                     77
                                                                          -------------------    -------------------
                                                                               $2,874                 $2,484
                                                                          ===================    ===================

<F1>
(3) We do not provide a breakout of assets for all segments to our chief operating decision-maker. The reconciling items column represents the amount to reconcile to the consolidated total.
<F2>
(4) Capital expenditures reported for the retail services segment include only expenditures for wireless services and certain data services. Additional capital expenditures relating to those services are included in network services capital expenditures.


         In addition to the operating revenues disclosed above, intersegment operating revenues of the retail services, network services and directory services segments were:

                                                          Three Months                            Nine Months
                                                      Ended September 30,                     Ended September 30,
                                                 -------------------------------         ------------------------------

                                                     1999               1998                 1999              1998
                                                     ----               ----                 ----              ----

Retail services.................................     $13                 $7                  $34                $22
Network services................................      15                 16                   46                 48

Directory services..............................       2                  2                    7                  7




NOTE 5:  OTHER COMPREHENSIVE  LOSS

         Other comprehensive loss at September 30, 1999 consists of $729 of net unrealized losses on available for sale marketable securities, which are net of deferred taxes of $476.

         Total comprehensive income (loss) for the three and nine months ended September 30, 1999 is as follows:




                                                                                   September 30, 1999
                                                                     Three months ended           Nine months ended
                                                                     ------------------           -----------------

Net income.....................................................             $139                       $957
Other comprehensive loss-
    Net unrealized losses on available for sale marketable
    securities.................................................             (815)                      (732)
    Less reclassification adjustment for gains included in net
    income.....................................................                3                          3
                                                                   ------------------------     -----------------------
Comprehensive income (loss)....................................            ($673)                      $228
                                                                   ========================     =======================


NOTE 6:  COMMITMENTS AND CONTINGENCIES

Commitments

     We entered into an agreement with Olympic Properties of the United States to sponsor the 2002 Salt Lake City Winter Olympics and the U.S. Olympic Teams through 2004. As of September 30, 1999, we have a remaining commitment of $49 to be paid in a combination of cash and services through 2004.

Contingencies

     U S WEST Communications, Inc. ("USWC"), a wholly owned subsidiary, has the following pending regulatory action in Oregon.

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

     On September 9, 1999, USWC and the OPUC staff reached a tentative settlement agreement whereby USWC would refund approximately $230 and provide ongoing rate reductions of $63. The agreement is subject to public hearing and final OPUC approval. We have reserved for the proposed refunds.

     Other Contingencies. In 1999, twelve complaints were filed against us and our directors in the following jurisdictions: California Superior Court, Los Angeles County (1); New York Supreme Court, New York County (1); Colorado District Court, City and County of Denver (2); Delaware Court of Chancery (8). These actions are purported class actions brought on behalf of all persons, other than the defendants, who own our common stock against us and our directors. Each of the complaints makes substantially similar allegations that the defendants breached their fiduciary duties to the class members by refusing to seek all bona fide offers for the Company and refusing to consider the Qwest Communications International Inc. ("Qwest") proposal, resulting in the stockholders being prevented from maximizing the value of their common stock. The complaints seek various injunctive and monetary relief, including orders: a) requiring defendants to act in accordance with their fiduciary duties by considering any bona fide proposal which would maximize stockholder value; b) requiring the directors to undertake an evaluation of our Company as a merger/acquisition candidate and take steps to enhance that value and create an active auction for our Company; c) preventing defendants from using a stockholder rights plan to impede any bona fide offer for our Company; d) enjoining the consummation of the proposed Global Crossing Ltd. ("Global Crossing")-U S WEST merger until all alternatives are explored; e) requiring defendants to account for all damages suffered by plaintiffs as a result of defendants' actions with respect to the tender offer for the shares of Global Crossing common stock by us and the proposed Global Crossing-U S WEST merger; and f) requiring defendants to pay damages to plaintiffs. We intend to vigorously defend these actions.

     On October 1, 1999, a Fifth Amended Class Action Complaint was filed in the District Court, Larimer County, Colorado, against us and USWC purportedly on behalf of 220,000 customers in the State of Colorado. The complaint alleges that from 1993 to the present, we and USWC, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. The complaint seeks compensatory damages for purported class members, disgorgement of profits and punitive damages. The Company and USWC intend to vigorously defend this action.

     The New Mexico Public Regulation Commission is expected shortly to rule on a petition by its Staff to require USWC to reduce revenues on an interim basis by $29. Rates are interim pending the completion of a full rate case during 2000.

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



NOTE 7:  MERGER AGREEMENTS

     In May 1999, we entered into an agreement to merge with Global Crossing. In connection with the Global Crossing merger agreement, in June 1999, we completed a cash tender offer for approximately 39 million shares of Global Crossing common stock at a price of $62.75 per share for an aggregate purchase price of $2,464. The transaction was financed through the issuance of $1,000 of debt securities maturing June 2000, with interest based on LIBOR, and the issuance of commercial paper for approximately $1,500. We entered into a line of credit for $1,500 as a backup facility in issuing the commercial paper. The line of credit expires June 2000. Commitment fees on the unused portion of the line of credit are .125%. As of September 30, 1999, there was no outstanding balance on the line of credit.

     In July 1999, we entered into an agreement to merge with Qwest. Under the terms of the merger agreement, Qwest will issue shares of its common stock having a value of $69.00 for each share of our common stock, subject to a "collar" on Qwest's Average Price (as defined below) between $28.26 and $39.90 per share. The exchange ratio, and accordingly, the number of Qwest shares to be issued for each U S WEST share will be determined by dividing $69.00 by the average of the volume weighted averages of the trading prices of Qwest common stock for the 15 trading days randomly selected by lot, by Qwest and us together from the 30 consecutive trading days ending on the third trading day preceding the closing of the transaction (the "Average Price"). If Qwest's Average Price is less than $28.26, the exchange ratio will be 2.44161. If Qwest's Average Price is greater than $39.90, the exchange ratio will be 1.72932.

     The obligation, if necessary, under the "collar" may be satisfied in whole or in part with cash if Qwest's Average Price is below $38.70 per share. In determining the cash amount for the "collar", Qwest and our Company will consider Qwest's desire to reduce dilution to its stockholders, our desire to provide a cash element to our stockholders and both companies' desire to maintain the merged company's strong financial condition. We may terminate the merger agreement if the closing price of Qwest's shares is below $22.00 for 20 consecutive trading days before the closing, or if the Average Price of Qwest shares during the measurement period is less than $22.00. The Boards of Directors of both Qwest and our Company and their and our stockholders approved the proposed merger. The merger is subject to federal and state regulatory approvals without significant conditions and other customary closing conditions. Closing of the merger is expected by mid-2000.

     In connection with the Qwest/U S WEST merger, our Company and Global Crossing agreed to terminate the merger agreement between us. In consideration for terminating the merger agreement, we paid Global Crossing $140 in cash and 2,231,076 shares of Global Crossing common stock valued at $140. Qwest provided us a $140 loan to pay for the cash portion of the termination fee. The loan bears interest at LIBOR plus 0.15% and is due December 31, 2001. If our merger with Qwest is terminated because we change our recommendation for the merger, we will be obligated to repay $70 in cash to Qwest and we will receive from Qwest 1,115,538 shares of Global Crossing common stock or the market value in cash at the time of the termination. If termination is not caused by our changing our recommendation, Qwest will not receive reimbursement for its $140 loan and will have to deliver to us the same number of shares of Global Crossing common stock delivered to Global Crossing by us or pay us the market value in cash at the time of the termination.


NOTE 8: SALE OF EXCHANGES

     In June 1999, we entered into a series of definitive agreements to sell local-exchange telephone properties serving approximately 530,000 access lines in nine states for approximately $1,650 in cash, subject to adjustment. Approval of the sale is subject to review by federal and state regulatory agencies. The transfer of ownership, which will occur on a state-by-state basis, is expected to be completed over the next two years.



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

o    the loss of significant customers;

o pending and future state and federal regulatory changes affecting the telecommunications industry, including changes that could have an impact on the competitive environment and service pricing in the local exchange market;

o acceleration of the deployment of advanced new services to customers, such as broadband data, wireless and video services, which would require substantial expenditure of financial and other resources,

o a change in economic conditions in the various markets served by our operations;

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

General

     On June 12, 1998, our former parent company, herein referred to as ("Old U S WEST"), separated into two independent companies (the "Separation"). Old U S WEST conducted its businesses through two groups: (i) the U S WEST Communications Group (the "Communications Group"), which included the communications businesses of Old U S WEST, and (ii) the U S WEST Media Group (the "Media Group"), which included the multimedia and directories businesses of Old U S WEST. As part of the Separation, Old U S WEST contributed to us the businesses of the Communications Group and the domestic directories business of the Media Group known as U S WEST Dex, Inc. ("Dex"). The alignment of Dex with our Company is referred to in this document as the "Dex Alignment." Old U S WEST has continued as an independent public company comprised of the businesses of Media Group other than Dex and has been renamed MediaOne Group, Inc.

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


Results of Operations

Three and Nine Months Ended September 30, 1999 Compared with 1998

     Several non-recurring items impacted net income for the three and nine months ended September 1999 and 1998. Results of operations normalized to exclude the effects of such items, are as follows:

                                 Three Months                                       Nine Months
                              Ended September 30,                               Ended September 30,
                              -------------------                               -------------------

                                                           Increase                                           Increase
                               1999        1998           (Decrease)             1999         1998           (Decrease)
                               ----        ----           ----------             ----         ----           ----------

Net income ................    $139        $379      ($240)      (63.3%)          $957     $1,140        ($183)     (16.1)%
Non-recurring items........     282(1)        -        282           -             282(1)      89(2)       193      216.9
                            --------------------------------------------      ---------------------------------------------
Normalized income..........    $421        $379        $42        11.1%         $1,239     $1,229          $10        0.8%
                            ============================================      =============================================

Diluted earnings per share.   $0.27       $0.75     ($0.48)      (64.0%)         $1.88      $2.30       ($0.42)     (18.3%)
Non-recurring items........    0.56(1)        -       0.56           -            0.56(1)    0.17(2)      0.39      229.4
                            --------------------------------------------      ---------------------------------------------
Normalized diluted
   earnings per share......   $0.83       $0.75      $0.08        10.7%          $2.44      $2.48(3)    ($0.04)      (1.6%)
                            ============================================      =============================================

<F1>
(1)      Reflects terminated merger-related expenses.
<F2>
(2)      Reflects charges for Separation costs and an asset impairment.
<F3>
(3)      Does not foot due to rounding.

     Net income, normalized for non-recurring items, increased by $42, or 11.1% to $421 for the quarter ended September 30, 1999 and increased $10, or 0.8% to $1,239 for the nine months ended September 30, 1999. We experienced a 6.6% and 6.4% increase in revenues for the three and nine months ended September 30, 1999, respectively, over the comparable 1998 periods. These increases were partially offset by increases in expenses to support our growth initiatives, enhance customer service and greater network costs.

     The following sections provide a more detailed discussion of the changes in revenues and expenses.

Operating Revenues

                                      Three Months                                  Nine Months
                                   Ended September 30,                          Ended September 30,
                                    1999        1998         Increase            1999        1998         Increase
                                    ----        ----         --------            ----        ----         --------

Local services revenues.........    $1,979      $1,805      $174     9.6%        $5,779      $5,291      $488    9.2%



Local services revenues. Local services revenues include basic monthly service fees, fees for calling services such as voice messaging and caller identification, wireless revenues, subscriber access line charges, MegaBit(TM) data services, local number portability ("LNP") charges, public phone revenues, and installation and connection charges. State public service commissions regulate most local service rates.

     Local services revenues increased primarily due to greater sales of wireless and calling services. Wireless services accounted for $44 and $116 of the revenue increases for the three and nine months ended September 30, 1999, respectively. Revenues from calling services increased $30 for the quarter ended September 30, 1999 and $96 for the nine months ended September 30, 1999, over comparable 1998 periods. Additionally, access line growth contributed to the rise in revenues. Second line additions by residential and small business customers contributed to access line growth due to continuing demand for Internet access and data transport capabilities. As of the end of the third quarter of 1999, we had added 504,000 access lines, an increase of 3.1% over the end of the third quarter of 1998. Of this increase, residential second line installations accounted for 240,000 lines, an increase of 16.0% compared with the end of the third quarter of 1998. Also contributing to the revenue growth were greater revenues from inside wire maintenance plans, LNP charges, interconnection revenues and increases in the subscriber base of our Megabit(TM) data services. Partially offsetting these increases were net regulatory rate adjustments and refunds of $2 for the three months ended September 30, 1999 and $21 for the nine months ended September 30, 1999, over the comparable 1998 periods.

     While local services revenues increased in 1999, the growth rate has declined from 1998. The decline in the growth rate was primarily attributable to increased competition as well as our customer retention strategy of offering bundles of services to customers at lower prices in return for entering into longer-term contracts. Additionally, some business customers have opted to migrate from multiple single lines to high capacity lines, which decreases local services revenues but increases access services revenues. We believe we may continue to experience declining growth rates as the level of customer demand slows and competition increases. In June 1999, we entered into a series of definitive agreements to sell 530,000 access lines in nine states for $1,650 in cash, subject to adjustment. The access lines accounted for 3.8% of fiscal 1998 local services revenues. While the sale is expected to provide us with a one-time gain, it will negatively impact future local services revenue growth.


                                      Three Months                                  Nine Months
                                   Ended September 30,                          Ended September 30,
                                    1999        1998         Increase            1999        1998         Increase
                                    ----        ----         --------            ----        ----         --------

Access services revenues........    $688        $660       $28      4.2%        $2,057      $1,996      $61     3.1%



Access services revenues. Access services revenues are derived primarily from charging interexchange carriers, such as AT&T and MCI WorldCom, for use of our local network to connect customers to their long-distance networks. Also included in access services revenues are special access and private line revenues from end-users buying dedicated local exchange capacity to support their private networks.

     The growth in access services revenues was attributable to increased demand for private line and special access services which increased $48 for the quarter ended September 30, 1999 and $134 for the nine months ended September 30, 1999 over the comparable 1998 periods. Additionally, demand from interexchange carriers contributed to the revenue increase. Access minutes of use increased 5.3% and 5.2%, respectively, for the three and nine months ended September 30, 1999. The growth in access minutes of use was partially offset by mandated rate reductions of $52 for the three months ended September 30, 1999 and $113 for the nine months ended September 30, 1999.

                                     Three Months                                   Nine Months
                                 Ended September 30,                            Ended September 30,
                                  1999         1998          Increase             1999        1998        Increase
                                  ----         ----          --------             ----        ----        --------

Directory services
revenues......................    $336         $313       $23      7.3%           $995        $929       $66    7.1%





Directory services. Directory services revenues are primarily derived from selling advertising in our published directories. The increases in directory services revenues were primarily attributable to increased sales of premium advertisements and price changes.

                                  Three Months                                    Nine Months
                              Ended September 30,                             Ended September 30,
                               1999         1998          Decrease             1999        1998           Decrease
                               ----         ----          --------             ----        ----           --------

Long-distance
services revenues..........    $141         $202      ($61)    (30.2%)         $471        $606      ($135)     (22.3%)



Long-distance services revenues. Long-distance services revenues are derived from customer calls to locations outside of their local calling area but within the same LATA. The decrease in long-distance services revenues for the three and nine months ended September 30, 1999 was primarily attributable to greater competition, strategic price reductions, and the expansion in the number and size of extended area services, resulting in revenue declines of $55 and $118, respectively. Mandated rate reductions of $8 and $25 for the three and nine months ended September 30, 1999, respectively, also contributed to the revenue decreases. As of September 30, 1999, customers in the 14 states in which we operate were able to choose an alternative provider for intraLATA calls without dialing a special access code when placing a call.

     We believe we will continue to experience further declines in long-distance services revenues as regulatory actions provide for increased levels of competition. We are responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers. See "Special Note Regarding Forward-Looking Statements" on page 16.


                                      Three Months                                  Nine Months
                                   Ended September 30,                          Ended September 30,
                                    1999        1998         Increase            1999        1998         Increase
                                    ----        ----         --------            ----        ----         --------

Other services revenues.........    $173        $132       $41     31.1%         $455        $352      $103    29.3%



Other services revenues. Other services revenues include billing and collection services for interexchange carriers, customer equipment sales and sales of other unregulated products, such as U S WEST.net(R), our Internet service. Other services revenues increased primarily as a result of increased subscribers for U S WEST.net(R) and customer equipment sales.

Operating Expenses

                                     Three Months                                  Nine Months
                                  Ended September 30,                          Ended September 30,
                                  1999         1998          Increase           1999        1998         Increase
                                  ----         ----          --------           ----        ----         --------

Employee-related expenses.....
                                 $1,195       $1,104      $91      8.2%        $3,473      $3,179      $294     9.2%



Employee-related expenses. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor.

     Employee related expenses for 1998 include $21 of costs related to the third quarter 1998 work stoppage. Excluding these costs, employee-related expenses increased 10.3% and 10.0%, respectively, for the three and nine months ended September 30, 1999. Employee-related expenses increased because of increased commitments towards improving customer service, including meeting requests for installation, repair services and customer services, resulting in higher labor costs. Additionally, growth in several sectors of the business, primarily wireless and data communications, resulted in increased employee levels. Across-the-board wage increases also contributed to the increase in employee-related expenses. Additionally, included in employee-related expenses for the nine months ended September 30, 1999, are the salary and benefit costs for employees who were transferred from Old U S WEST as part of the Separation. Prior to the Separation, these costs were allocated to us and included in other operating expenses. Partially offsetting these increases was the capitalization in 1999 of employee-related expenses associated with developing internal use software due to the adoption of the AICPA's Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with the SOP, $22 and $60 were capitalized for the quarter and nine months ended September 30, 1999, respectively. An increase in pension credits of $47 also partially offset the increase in employee-related expenses for the nine months ended September 30, 1999.


                                        Three Months                                 Nine Months
                                     Ended September 30,                         Ended September 30,
                                     1999         1998         Increase           1999        1998          Decrease
                                     ----         ----         --------           ----        ----          --------

Other operating expenses........    $657         $651        $6      0.9%       $1,996      $2,072      ($76)    (3.7%)



Other operating expenses. Other operating expenses include access charges paid to carriers for the routing of local and long-distance traffic through their facilities, taxes other than income taxes, paper, printing, delivery and distribution costs associated with publishing activities and other selling, general and administrative costs. Included in the nine months ended September 30, 1998 were $129 of Separation costs and asset impairment charges. Excluding these charges, other operating expenses increased $53, or 2.7% for the nine months ended September 30, 1999. The increases in other operating expenses for the quarter and nine months ended September 30, 1999, were primarily attributable to the following:

o    increased costs of product sales  associated  with our growth  initiatives,
     including   wireless  handset  costs  and  costs  applicable  to  our  data communications services, and our directory segment,

o higher access charge expenses resulting from regulatory rulings that require us to pay access charges to carriers for calls that originate on our network and terminate on other carriers' networks,

o    higher property taxes,

o    Year 2000 remediation costs, and

o higher rent expense related to increased computer hardware leasing and increases in leasing costs associated with telephone poles.

     In addition, the increase in other operating expenses for the nine months ended September 30, 1999, was also due to higher marketing and advertising costs for wireless, data communications services and calling services such as caller identification.

     Offsetting the increases in other operating expenses were the effects of capitalizing $62 and $208 for the quarter and nine months ended September 30, 1999, respectively, of costs associated with developing internal use software in accordance with SOP 98-1. A $20 refund related to a gross receipts tax settlement also offset increases to expenses for the three and nine months ended September 30, 1999. Additionally, for the nine months ended September 30, 1999, the transfer of employees from Old U S WEST as part of the Separation resulted in the reclassification of related salary and benefit costs to employee-related expenses.





                                    Three Months                                   Nine Months
                                Ended September 30,                            Ended September 30,
                                 1999          1998          Increase           1999        1998         Increase
                                 ----          ----          --------           ----        ----         --------

Depreciation and
 amortization expense.......     $588          $558       $30      5.4%        $1,763      $1,625      $138     8.5%



Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to higher overall property, plant and equipment balances resulting from continued investment in our network. Additionally, the useful lives of certain assets were reduced, reflecting changes in technology, causing greater depreciation expense. Partially offsetting the increases was the cessation of depreciation associated with the 530,000 access lines that are under definitive sales agreements entered into in the second quarter of 1999.

                                    Three Months                                    Nine Months
                                Ended September 30,                             Ended September 30,
                                 1999          1998          Increase            1999        1998          Increase
                                 ----          ----          --------            ----        ----          --------

Other expense-net...........     $481          $191       $290     151.8%        $811        $455       $356     78.2%


Other expense-net. Interest expense was $203 for the third quarter of 1999 compared to $172 for the third quarter of 1998. Interest expense was $519 for the nine months ended September 30, 1999, compared to $378 for the comparable prior period. The increase in interest expense for the quarter and nine months ended September 30, 1999 was primarily attributable to the debt incurred for the Global Crossing stock purchase. The $3,900 debt assumed in the Separation as part of the Dex Alignment contributed to the increase in interest expense for the nine months ended September 30, 1999.

Also included in other expense-net was other income of $4 for the quarter ended September 30, 1999, compared to other expense of $19 for the quarter ended September 30, 1998 and other expense of $10 for the nine months ended September 30, 1999, compared to other expense of $77 for the prior comparable period. The decreases in other expense were due to a reduction in regulatory interest expense, gains on sales of real estate and marketable securities and interest earned on a gross receipts tax settlement. Additionally, the decrease in other expense-net for the nine months ended September 30, 1999 was also due to the reduction in interest expense attributable to an anticipated settlement of federal income tax liabilities for tax years still under audit.

We incurred a one-time charge of $282 to dissolve the proposed merger with Global Crossing. The charge includes a cash payment of $140 to Global Crossing, the issuance of $140 of Global Crossing stock purchased in the Global Crossing tender offer and $2 of miscellaneous merger-related costs.


                                      Three Months                                  Nine Months
                                   Ended September 30,                          Ended September 30,          Increase
                                    1999        1998          Increase           1999        1998           (Decrease)
                                    ----        ----          --------           ----        ----           ----------

Segment margin results:
Retail segment..................   $1,560      $1,554        $6     0.4%        $4,607      $4,662        ($55)      (1.2)%
Wholesale segment...............      549         464        85    18.3          1,604       1,423         181       12.7
Network segment.................     (699)       (726)       27     3.7         (2,083)     (2,031)        (52)      (2.6)
Directory segment...............      190         160        30    18.8            530         472          58       12.3



Segment results. For segment reporting purposes, segment margins exclude certain costs and expenses, including depreciation and amortization, corporate expenses and taxes other than income. See Note 4 to the consolidated financial statements.

     Margin from the retail services segment decreased for the nine months ended September 30, 1999 from the comparable prior period due to operating expenses increasing at a greater rate than revenue growth. Revenue from the retail services segment increased 5.1% for the nine months ended September 30, 1999 over the comparable 1998 period, primarily due to growth in local services revenue. The revenue increase was more than offset by higher operating expenses driven by growth initiatives and costs associated with enhancing customer service. For the quarter ended September 30, 1999, the retail margin was consistent when compared to the prior comparable period. Margins from the wholesale services segment increased as a result of greater demand for access services and interconnect services, partially offset by price reductions as mandated by both federal and state regulatory authorities and higher operating costs associated with access charge expenses. Margins from the network services increased for three months ended September 30, 1999, due to higher levels of software capitalization. Margins from the network services segment decreased for the nine months ended September 30, 1999 as a result of expenditures to support growth in both the retail and wholesale services segments. Margins from the directory services segment increased due to growth in directory services revenue partially offset by increased sales support costs.


                                    Three Months                                    Nine Months
                                 Ended September 30,                            Ended September 30,
                                  1999        1998          Increase              1999        1998        Increase
                                  ----        ----          --------              ----        ----        --------

Provision for income
taxes.........................    $257        $229        $28     12.2%           $757        $703       $54    7.7%


Provision for income taxes. The provision for the three and nine months ended September 30, 1999 excludes the tax benefit for terminated merger-related expenses. Excluding the effects of terminated merger-related expenses, the effective tax rate for the three months ended September 30, 1999 of 37.9% remained consistent with the rate for the three months ended September 30, 1998 of 37.7%. The effective tax rate for the nine months ended September 30, 1999 of 37.9% remained consistent with the rate for the nine months ended September 30, 1998 of 38.1%.

Liquidity and Capital Resources

Operating Activities. Cash provided by operations remained consistent at $2,952 for the nine months ended September 30, 1999 compared to $2,950 for the prior comparable period.

Investing Activities. Total capital expenditures, on a cash basis, were $2,681 in 1999 and $1,937 in 1998. Capital expenditures have primarily been, and continue to be, focused on expanding access line growth, modernization of the telecommunications network and meeting the requirements of the Telecommunications Act of 1996 ("the Act"), including interconnection services such as LNP, operational support systems, collocation and trunking. We continue to expand our investment to compete in the wireless, data and video markets.

     For 1999, we anticipate total capital expenditures will approximate $4,000, which includes software capitalization, the acceleration of the next generation of the network, launch of personal communication services in additional markets, expansion of the Internet data business and greater emphasis on our e-commerce efforts. Additionally, we will continue our expenditures on interconnection and LNP to enable competition in compliance with federal regulations. See "Special Note Regarding Forward-Looking Statements"on page 16.

     In connection with our proposed merger agreement with Global Crossing, we invested $2,464 to purchase approximately 39 million shares of Global Crossing common stock in a tender offer during the second quarter of 1999. As a result of our subsequent merger agreement with Qwest in July 1999, we entered into a termination agreement with Global Crossing under which we were required to pay Global Crossing $140 and 2,231,076 shares of Global Crossing common stock for which we paid $140. We obtained a $140 loan from Qwest to satisfy the cash portion of the termination fee. As of September 30, 1999, the remaining Global Crossing shares we held had a market value of $981. This market decline, which we believe to be temporary, has been reflected in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheets. See Note 5 to the consolidated financial statements.

Financing Activities. Cash provided by financing activities was $2,240 in 1999 and cash used in 1998 was $947. In 1999, net proceeds from short-term and long-term debt were $3,404, of which $2,464 was used to finance the Global Crossing tender offer. We paid dividends on our common shares totaling $917 in 1999 and $787 in 1998.

     We maintain commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. As of September 30, 1999, we had lines of credit with a total unused borrowing capacity of $4,050.

     Future cash needs could increase with the pursuit of new business opportunities and continued implementation of the requirements of the Act. Regulatory proceedings of the Federal Communications Commission ("FCC") and state commissions including price cap plans, access charge reforms and interconnection requirements may negatively impact cash flows. From time to time, we may consider the acquisition or disposition of assets or businesses or the acceleration of product deployments that may be material to our financial condition, and therefore, our cash needs. We expect that such cash needs will be funded through operations and, when necessary, the issuance of debt securities.

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

     As of September 30, 1999 and December 31, 1998, approximately $3,075 and $957, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is primarily linked to commercial paper rates and changes in 3-month LIBOR. A hypothetical increase of 1% in commercial paper rates and 3-month LIBOR would increase annual pre-tax interest expenses by $31. As of September 30, 1999 and December 31, 1998, we also had $222 and $228, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

     As of September 30, 1999, all outstanding interest rate swaps and the associated debt instrument have matured. As of December 31, 1998, we had interest rate swaps with notional amounts of $155. The swaps synthetically transformed certain of the Company's floating rate issues into fixed rate obligations.

     As of September 30, 1999 and December 31, 1998, we had also entered into cross-currency swaps with notional amounts of $133 and $204, respectively. The cross-currency swaps synthetically transform $100 and $182 of Swiss Franc borrowings at September 30, 1999 and December 31, 1998, respectively, into U.S. dollar obligations. Any gains (losses) on the cross-currency swaps would be offset by losses (gains) on the Swiss Franc debt obligations.

     Other assets at September 30, 1999 included marketable equity securities recorded at a fair value of $1,140 including net unrealized losses of $1,205. The securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges would decrease our pre-tax earnings by $114.


Recent Regulatory Developments

Interconnection. The FCC issued an order (the "Order") in 1996 relating to the Act that established interconnection costing and pricing rules which, from our perspective, significantly impeded negotiations with new entrants to the local exchange market, state regulatory commission interconnection rulemakings and interconnection arbitration proceedings.

     On January 25, 1999, the U.S. Supreme Court ("Supreme Court") issued a ruling on our appeal of the Order. The Supreme Court affirmed in part and reversed in part the FCC Order. Although the decision stated that the Act was ambiguous and self-contradictory, the Supreme Court ruled that:

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

     The impact of the Supreme Court ruling is unclear since state regulatory commissions generally follow the FCC's pricing and unbundling requirements in setting UNE prices. Further review of the legality of the FCC's pricing rules has been argued at the Eighth Circuit Court of Appeals. On November 5, 1999, the FCC released its order addressing the Supreme Court directives regarding unbundling and Interconnection. The full impact of this order is presently unclear. However, it largely reaffirms, and in some instances expands, the FCC's earlier unbundling decisions and may create significant risks of arbitrage for private line, special access and local business revenues. Appeals of this order are likely. See "Special Note Regarding Forward Looking Statements" on page 16.

InterLATA Long-Distance Entry. Several regional Bell operating companies have filed for entry into the interLATA long-distance business. Although many of these applications have been approved by state regulatory commissions, the FCC has rejected all applications to date.

     We view entry into this business as important to our strategy of providing an integrated bundle of services to our customers. In 1999, we withdrew our previously filed applications to enter the interLATA long-distance business in Wyoming and Montana. We filed an application to enter the interLATA long-distance business in Arizona in 1999. In April 1999, the Nebraska Public Service Commission indicated it needed additional information before making a recommendation to the FCC. We expect to file our first interLATA entry application with the FCC for its review in 2000. See "Special Note Regarding Forward-Looking Statements " on page 16.

Access Reform. In its access reform order, the FCC mandated a substantial restructuring of interstate access pricing. A significant portion of the services that were charged using minutes-of-use pricing are now being charged using a combination of minutes-of-use rates, flat-rate presubscribed interexchange carrier charges ("PICCs") and subscriber line charges ("SLCs"). Although an increase in the SLC to multi-line business users occurred on July 1, 1997, the bulk of the mandated pricing changes occurred on January 1, 1998. Additional mandated pricing changes occurred on January 1, 1999 and July 1, 1999 and further changes will be implemented in 2000 and 2001. The net effect of these changes will be to decrease minutes-of-use charges and increase flat-rate charges (i.e., PICCs and SLCs).

     The access reform order also continued in place the current rules under which ILECs may not assess interstate access charges on information service providers and purchasers of UNEs.

     In February 1999, the FCC issued an order declaring that Internet traffic is interstate and opened a proceeding to determine the appropriate regulatory structure. The FCC required no change in the current agreements for reciprocal compensation with CLECs until it rules on this matter.

     Pending before the FCC are several areas of access reform including the reduction of interstate rates to reflect the receipt of universal service support, changing the rate structure for switched access to a flat rated structure, an industry proposal for changing the general access structure including the removal of the productivity factor and a court remanded review of the productivity factor. Action on these items is expected by mid-2000 but some items may be decided in 1999.

Advanced Telecommunications Services. On March 31, 1999, the FCC issued an order establishing expanded collocation requirements for both conventional voice and advanced services. The FCC also issued a FNPRM on "line sharing." Line sharing allows a CLEC to provide advanced services over the same loop that the ILEC uses to provide analog voice service. We expect the FCC to issue an order on line sharing in the fourth quarter of 1999.

Long-Term Number Portability Tariffs. In July 1999, the FCC issued an order on our LNP tariff that was originally effective in February 1999. The FCC's order reduced our tariff from $0.54 per access line to $0.43 per access line. The FCC also required that the difference between $0.54 and $0.43, previously collected by the Company, be refunded to customers. We expect to pay the refund in the fourth quarter of 1999.

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

Universal Service Fees. On October 8, 1999, the FCC issued orders in response to the Fifth Circuit Court of Appeals mandate on Universal Service. These orders were effective on November 1, 1999. The FCC will allow the fees the ILECs pay to support Universal Service to be recovered in access indefinitely. ILECs that wish to do so may remove the fees from access and establish a separate end user charge. The FCC also changed the rules to remove the intrastate end user revenues from the base for calculating the fees. A tariff filing, effective November 1, 1999, will reduce the access rates which recover these fees.

Access Pricing Flexibility. The FCC issued an order on pricing flexibility on August 27, 1999. The FCC removes many vestiges of regulation including price caps for intraLATA interstate toll because long distance parity has been achieved for all 14 states. Various levels of pricing flexibility up to and including the removal of Price Cap regulation are possible when competitive triggers are reached by geographic areas for special access and switched access transport. Some pricing flexibility is granted for switched access and subscriber line charges when certain levels of competition are demonstrated by geographical area.

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

     We have approached year 2000 remediation activities through five general phases: (i) inventory/assessment, (ii) planning, (iii) conversion, (iv) testing/certification and (v) implementation. Additionally, we are continuously monitoring and improving our year 2000 related activities and progress, communicating with our customers and vendors, participating in cooperative testing with others and taking steps to assure that we have contingency plans in place prior to the end of 1999. These activities will continue through the remainder of 1999.

Network update. With regard to the Network, we are working with our telecommunications network vendors to obtain and convert to compliant releases of hardware and software. We also are testing, at our own initiative, in cooperation with certain of our customers, vendors and other major wireline telecommunications companies, network equipment over multiple configurations involving a broad spectrum of services. Toward this end, we participate in the Telco Year 2000 Forum (the "Forum"), an organization that addresses the year 2000 readiness of network elements and network interoperability. The Forum has contracted with Telcordia (formerly known as Bellcore), a former affiliate engaged in telecommunications industry research, development and maintenance activities, to engage in inter-region interoperability testing. No significant issues have been found to date. We also participate in (i) the FCC's Network Reliability and Interoperability Council IV working group, which is tasked to evaluate the year 2000 readiness of the public telecommunications network, and
(ii) the Alliance for Telecommunications Industry Solutions ("ATIS"), which is testing inter-network interoperability, and which, in conjunction with the Cellular Telecommunications Industry Association ("CTIA"), is testing network interoperability with wireless networks. Our inventory/assessment, planning, conversion and network testing/certification phases for the Network are complete. Cooperative testing with certain customers, vendors and other telecommunications companies is expected to continue for the rest of the year. As of September 30, 1999, our Network remediation implementation was complete. Substantial progress has been made with Network contingency planning activities. We anticipate that the remainder of the Network contingency planning activities will be complete by the fourth quarter, 1999.

IT update. Within IT, we have identified approximately 570 applications that support our critical business processes, such as billing and collections, network monitoring, repair and ordering. The inventory/assessment, planning phases and conversion for such IT applications are complete. As of September 30, 1999, approximately 99% of IT testing activities and 99% of IT implementation had been completed. We anticipate that each of these phases for IT will be complete by November 1999. Substantial progress has been made with IT contingency planning activities. We anticipate that the remainder of the IT contingency planning activities will be complete by the fourth quarter, 1999.

Business Units update. Within our Business Units, it is estimated that as of September 30, 1999, approximately 100% of the inventory/assessment activity, 100% of the planning activity, 99.8% of the conversion activity and 99% of the testing and remediation implementation activities were complete. We anticipate that each of these phases will be complete in the Business Units for major conversions and upgrades by the fourth quarter of 1999. We have recently initiated Business Unit contingency planning activities and we anticipate those will be complete by the fourth quarter, 1999.

Costs relating to year 2000. We have spent approximately $232 from the beginning of 1997 through the end of the third quarter of 1999 on year 2000 projects and activities. Virtually all year 2000 related expenditures are being funded through operations.

Contingency plan. We cannot provide assurance that the results of our year 2000 compliance efforts or the costs of such efforts will not differ materially from estimates or expectations. Accordingly, we are developing year 2000 specific business continuity and contingency plans to address high risk areas as they are identified. Our year 2000 contingency planning activities will include training of crisis managers on year 2000 issues and potential business impacts to their particular process areas, reviewing and modifying existing business continuity plans to address year 2000 issues and establishing rapid response teams and communications procedures for each of the major critical operations and facilities to handle potential post-implementation year 2000 failures. These year 2000 specific contingency planning activities are to be in place by the fourth quarter of 1999. In addition, we have in place our standard overall business continuity, contingency and disaster recovery plans (such as diesel generator back-up power supply sources for our Network, Network rerouting capabilities, computer data and records safe-keeping and back-up and recovery procedures) which will be verified, and as appropriate, augmented for specific year 2000 contingencies.

Dependencies. Within Network, we are highly dependent upon our telecommunications network vendors to provide year 2000 compliant hardware and software in a timely manner, and on third parties that are assisting us in the focused testing and implementation phases regarding the Network. Because of these dependencies, we have developed and implemented a vendor compliance process whereby we have obtained written assurances of timely year 2000 compliance from most of our critical vendors (not only for Network, but also for IT and the Business Units). In addition, we monitor and actively participate in coordinated Network testing activities, as discussed above, with respect to the Forum, ATIS and Telcordia. Within IT, we depend on the development of software by experts, both internal and external, and the availability of critical resources with the requisite skill sets. Because of this dependency, we have developed detailed timetables, resource plans and standardized year 2000 testing requirements for identified critical applications (irrespective of whether these applications are used primarily by IT, the Network or the Business Units). Within the Business Units, we are dependent on vendor supplied goods and services and operability of the Network and critical IT and Business Unit specific applications. Because of these dependencies, we are implementing the same type of vendor compliance processes and application planning and testing processes at the Business Units, as discussed above with respect to the Network and IT. Overall, we have sought compliance assurances from approximately 7,765 vendors concerning approximately 25,769 products and have received assurances for 99.6% of those products as of September 30, 1999. During 1999, we will continue to pursue assurances of timely year 2000 compliance for the remaining critical vendors.

     As with any large-scale computer-related project such as year 2000 remediation, the testing phase may require resources in excess of other project phases and the other project phases may be affected by and dependent upon the results of the testing phase.

Summary. In management's view, the most reasonably likely worse case scenario for year 2000 failure prospects we face is that a limited number of important IT and/or Business Unit specific applications may unexpectedly fail. In addition, there may be unexpected problems with the Network relating to the year 2000. Our failure or the failure by certain of our vendors to remediate year 2000 compliance issues in advance of the year 2000 and to execute appropriate contingency plans in the event that a critical failure is experienced, could result in significant and costly disruption of our operations, possibly impacting the Network and impairing our ability to bill or collect revenues. However, while no assurance can be given, management believes that our efforts at remediation and testing, year 2000 specific contingency planning, and overall business continuity, contingency and disaster recovery planning will likely be successful, and that the aforementioned "worse case scenario" is unlikely to develop or significantly disrupt our financial operations.

     The above discussion regarding year 2000 contains many statements that are "forward-looking" within the meaning of the Reform Act. Although we believe that our estimates are based on reasonable assumptions, we cannot assure you that actual results will not differ materially from these expectations, beliefs or estimates. See "Special Note Regarding Forward-Looking Statements" on page 16.

New Accounting Standards

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheet and that changes in fair value generally be recognized currently in earnings unless specific criteria are met. The standard is effective for our 2001 fiscal year though earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 1999, its impact on the consolidated financial statements would not have been material.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Our Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. For a discussion of these actions, see "Note 6: Commitments and Contingencies" - to the consolidated financial statements.


Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

     The following describes securities issued by us within the past fiscal quarter and prior to the filing of the Form 10-Q which were privately placed and not registered under the Securities Act of 1933, as amended (the "Securities Act"). We believe that the following issuances of securities were exempt from the registration requirements of the Securities Act, pursuant to the exemptions set forth in Section 4(2), Rule 144A, and Regulation S thereof.

     (a) On August 25, 1999, and in reliance on Rule 144A and Regulation S of the Securities Act, U S WEST Capital Funding, Inc. ("Capital Funding"), a wholly-owned subsidiary of our Company, issued 6-7/8% Notes (the "Notes") in the aggregate principal amount of $1,150,000,000. Payment of principal and interest on the Notes is unconditionally guaranteed by us. The Notes will mature and the principal amount, together with interest accrued and unpaid thereon, will be payable on August 15, 2001. The Notes will bear interest from August 25, 1999 at an interest rate of 6-7/8% per annum. Interest will be computed on the basis of a 360-day year of twelve 30-day months. Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., and Salomon Smith Barney Inc. (collectively, the "Initial Purchasers") purchased the Notes for resale to "qualified institutional buyers" as defined under Rule 144A, and non-U.S. persons under Regulation S, at 99.874% of their principal amount ($1,148,551,000 aggregate proceeds to Capital Funding before deducting commissions and expenses payable by Capital Funding). The Initial Purchasers received a commission in the amount of $4,025,000. Capital Funding used the net proceeds from the sale of the Notes to repay a portion of its commercial paper indebtedness and for general corporate purposes. The Notes are subject to registration rights that require us to offer registered exchange notes within 225 days of closing.

     (b) On November 1, 1999, and in reliance on Rule 144A and Regulation S of the Securities Act, U S WEST Communications, Inc. ("Communications"), our wholly-owned telephone subsidiary, issued 7.20% Notes (the "Communications Notes") in the aggregate principal amount of $750,000,000. The Communications Notes will mature and the principal amount, together with interest accrued and unpaid thereon, will be payable on November 1, 2004. The Communications Notes will bear interest from November 1, 1999 at an interest rate of 7.20% per annum. Interest will be computed on the basis of a 360-day year of twelve 30-day months. Salomon Smith Barney Inc., ABN AMRO Incorporated, Banc of America Securities LLC, and Chase Securities Inc. (collectively, the "Communications Notes Initial Purchasers") purchased the Communications Notes for resale to "qualified institutional buyers" as defined under Rule 144A, and non-U.S. persons under Regulation S, at 99.81% of their principal amount ($748,575,000 aggregate proceeds to Communications before deducting commissions and expenses payable by Communications). The Communications Notes Initial Purchasers received a commission in the amount of $4,500,000. Communications plans to use the net proceeds from the sale of the Communications Notes to repay a portion of Communications' commercial paper indebtedness and for general corporate purposes. The Communications Notes are subject to registration rights that require Communications to offer registered exchange notes within 225 days of closing.


Item 4. Submission of Matters to a Vote of Security Holders

     We held a special meeting of our shareholders (the "Special Meeting") on November 2, 1999. At the meeting, the following items relating to our merger with Qwest (as defined herein) were submitted to a vote of our shareholders. On the proxy record date, September 7, 1999, we had 504,856,275 shares outstanding and 398,303,878 shares represented at the Special Meeting.

     (a) Approval or adoption of the Agreement and Plan of Merger dated as of July 18, 1999, as amended, between U S WEST, Inc., a Delaware corporation and Qwest Communications International Inc., a Delaware corporation, and the merger.

                                                                           Votes Delivered
      Votes For            Votes Against          Votes Abstained              Not Voted
      ---------            -------------          ---------------              ---------
     373,963,499            20,855,743               3,484,636                     0

(b)      Approval of any proposal to adjourn or postpone the meeting.


                                                                            Votes Delivered
      Votes For            Votes Against          Votes Abstained              Not Voted
      ---------            -------------          ---------------              ---------
     281,864,992            105,871,254             10,567,632                     0

(c)      Such other business as may properly come before the meeting.


                                                                            Votes Delivered
      Votes For            Votes Against          Votes Abstained              Not Voted
      ---------            -------------          ---------------              ---------
     263,736,115            115,432,374             19,135,389                     0


Based on the above voting results, the merger with Qwest was approved by our shareholders.




Item 5. Recent Developments

Global Crossing Merger

     On May 17, 1999, our Board of Directors announced that we had entered into a definitive agreement to merge (the "Global Merger Agreement") our Company with Global Crossing. As part of the merger, we commenced and closed a cash tender offer for approximately 39 million shares of common stock of Global Crossing or approximately 9.5% of Global Crossing's outstanding shares at a price of $62.75 per share (the "Tender Offer"). The Tender Offer commenced on May 21, 1999, expired on June 18, 1999 and settled on June 28, 1999. We financed the purchase of Global Crossing shares pursuant to the Tender Offer with proceeds from the sale of notes and commercial paper. See Item 2 of Part II of our Form 10-Q for the quarter ended June 30, 1999.

Qwest Merger

     On July 18, 1999, our Board of Directors announced that it had entered into a definitive agreement to merge our Company with and into Qwest. See Note 7 to the consolidated financial statements. The merger is subject to, among other things, the approval by the Federal Communications Commission, and other regulatory reviews.

     On November 2, 1999, we held our special meeting of shareholders to consider and vote upon a proposal to approve and adopt the Agreement and Plan of Merger, dated as of July 18, 1999, as amended, between us and Qwest, and the merger, as described above. Please see Item 4 above concerning the results of that special meeting.

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

(2-A.14) Amendment No. 1 to Tender Offer and Purchase Agreement, dated as of July 18, 1999 (Exhibit 2-A.14 to Form 10-Q, for the quarter ended June 30, 1999, File No. 1-14087).

2-1.15 Amendment No. 1, dated as of September 8, 1999, to the Agreement and Plan of Merger, dated as of July 18, 1999, between U S WEST, Inc. and Qwest Communications International Inc.

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

(4-A.2) Amendment No. 2 to Rights Agreement between U S WEST, Inc. and State Street Bank and Trust Company, dated as of July 18, 1999 (Exhibit 4-A.2 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-14087).

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

(10-D.3) Amendment to Credit Agreements, dated as of June 11, 1999, which further amends (i) the 364-Day Credit Agreement dated as of May 8, 1999, as amended and (ii) the Five-Year Credit Agreement dated as of May 8, 1998, as amended, among U S WEST Capital Funding, Inc., U S WEST, Inc., the banks listed on the signature pages thereto, and Morgan Guaranty Trust Company of New York (Exhibit 10-D.3 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-14087).

(10-D.4) 364-Day $1.5 billion Credit Agreement dated as of June 11, 1999, among U S WEST Capital Funding, Inc., and U S WEST, Inc., the banks listed therein and Morgan Guaranty Trust Company of New York, as administrative agent (Exhibit (b)(6) to Amendment No. 3 to Schedule 14D-1 and Schedule 13D, dated June 11, 1999, filed on behalf of Global Crossing Ltd. and U S WEST, Inc.).

(10-D.5)  Assignment and Assumption  Agreement among each institution  listed on
          Schedule 1 thereto, U S WEST, Inc. and Morgan Guaranty Trust Company of New York, dated as of July 6, 1999 (Exhibit 10-D.5 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-14087).

(10-E) 364-Day Million Credit Agreement, among the banks listed therein, U S WEST Communications, Inc., and Morgan Guaranty Trust Company of New York, as administrative agent, dated as of May 19, 1999 (Exhibit 10-E to Form 10-Q for the quarter ended June 30, 1999, File No. 1-14087).

(10-F) Amendment No. 1 to Credit Agreement to the 364-Day $800 Million Credit Agreement, dated as of May 19, 1998, among U S WEST Communications, Inc., U S WEST, Inc., the banks listed on the signature pages thereto and Morgan Guaranty Trust Company of New York, as administrative agent, dated as of June 11, 1999 (Exhibit 10-F to Form 10-Q for the quarter ended June 30, 1999, File No. 1-14087).

(10-G) Change of Control Agreement for the President and Chief Executive Officer (Exhibit 10(f) to Form 10-Q for the quarter ended June 30, 1998, File No. 1-14087).

(10-G.1) Retention Agreement for the Chairman, Chief Executive Officer and President of U S WEST, Inc., dated as of September 7, 1999 (Exhibit 10-G.1 to Form 8-K dated September 20, 1999, File No. 1-14087).

(10-H)    Form of Change of Control  Agreement  for Tier II  Executive  (Exhibit
          10(g) to Form 10-Q for the quarter ended June 30, 1998, File No. 1-14087).

(10-H.1) Form of Retention Agreement for Executive Officers of U S WEST, Inc. (Exhibit 10-H.1 to Form 8-K dated September 20, 1999, File No. 1-14087).

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

(10-O) U S WEST 1998 Stock Plan, as amended June 22, 1998 (Exhibit 10(n) to Form 10-Q for the quarter ended September 30, 1998, File No. 1-14087).

10-O.1    1998 U S WEST Stock Plan, as amended August 6, 1999.

10-O.2    1999 U S WEST Stock Plan, as amended August 6, 1999.

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

-------------------
(  )     Previously filed.


(b) Reports on Form 8-K filed during the Third Quarter of 1999 and through the filing of this Form 10-Q:

(i) Form 8-K dated July 7, 1999 providing notification of a press release announcing that the Company's Board of Directors had authorized the Company's management and advisors to discuss with Qwest Communications International Inc. issues relating to its June 23, 1999 revised merger proposal.

(ii) Form 8-K dated July 20, 1999 providing notification of a press release announcing that the Company had entered into an Agreement and Plan of Merger, dated as of July 18, 1999, with Qwest Communications International Inc., and filing (i) the Voting Agreement among each of the stockholders listed on the signature page thereto and U S WEST, Inc.; (ii) the Termination Agreement; and (iii) the joint analyst presentation of Qwest and U S WEST, dated as of July 19, 1999.

(iii) Form 8-K dated July 23, 1999 providing notification of the release of second quarter earnings of U S WEST, Inc.

(iv) Form 8-K/A dated July 26, 1999 amending the July 23, 1999 Form 8-K, providing notification of the release of second quarter earnings of U S WEST, Inc.

(v) Form 8-K dated September 20, 1999 filing the Retention Agreement for the Chairman, Chief Executive Officer and President of U S WEST, Inc. and the Form of Retention Agreement for the Executive Officers of U S WEST, Inc.

(vi) Form 8-K dated October 22, 1999 providing notification of the release of third quarter earnings of U S WEST, Inc.

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

November 10, 1999