Form 10-K405
period 1999-12-31
U S WEST INC /DE/
filed 2000-03-03
CIK 1054522

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR
                         15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                              OR

   / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                         15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM
                                     TO

                          COMMISSION FILE NO. 1-14087

                                 U S WEST, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    A DELAWARE CORPORATION                                84-0953188
-------------------------------                 -------------------------------
 (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or                             Identification No.)
         organization)

                 1801 CALIFORNIA STREET, DENVER, COLORADO 80202
                        TELEPHONE NUMBER (303) 672-2700
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS            WHICH REGISTERED
     -------------------        ------------------------
    U S WEST Common Stock       New York Stock Exchange
 ($0.01 per share, par value)       Pacific Exchange

U S WEST Capital Funding, Inc.  New York Stock Exchange
  ($500,000,000 6.125% Notes
      due July 15, 2002)

                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

    At February 25, 2000, 507,402,131 shares of U S WEST common stock were outstanding. At February 25, 2000, the aggregate market value of the U S WEST voting stock held by non-affiliates was approximately $37,430,299,416.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                            DESCRIPTION                             PAGE
----                                            -----------                           --------

                                                   PART I

                   1.   Business....................................................         2
                   2.   Properties..................................................         5
                   3.   Legal Proceedings...........................................         5
                   4.   Submission of Matters to a Vote of Security Holders.........         5

                                                  PART II
                   5.   Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................         6
                   6.   Selected Financial Data.....................................         6
                   7.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................         6
                  7A.   Quantitative and Qualitative Disclosures about Market
                          Risk......................................................         6
                   8.   Consolidated Financial Statements and Supplementary Data....         6
                   9.   Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................         6

                                                  PART III

                  10.   Directors and Executive Officers of the Registrant..........         7
                  11.   Executive Compensation......................................        13
                  12.   Security Ownership of Certain Beneficial Owners and
                          Management................................................        30
                  13.   Certain Relationships and Related Transactions..............        31

                                                  PART IV
                  14.   Financial Statement Schedules, Reports on Form 8-K and
                          Exhibits..................................................        31

                                 U S WEST, INC.
                                   FORM 10-K
               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Some of the information presented in this Annual Report on Form 10-K constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although
U S WEST, Inc. ("U S WEST" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include:

    - greater than anticipated competition from new entrants into the local exchange, intraLATA (local access transport area) toll, wireless, data and directories markets, causing loss of customers and increased price competition;

    - changes in demand for our products and services, including optional custom calling features;

    - higher than anticipated employee levels, capital expenditures and operating expenses (such as costs associated with interconnection);

    - the loss of significant customers;

    - pending and future state and federal regulatory changes affecting the telecommunications industry, including changes that could have an impact on the competitive environment and service pricing in the local exchange market;

    - acceleration of the deployment of additional services and/or advanced new services to customers, such as broadband data, wireless (including the purchase of spectrum licenses) and video services, which would require substantial expenditure of financial and other resources;

    - changes in economic conditions in the various markets served by our operations;

    - higher than anticipated start-up costs associated with new business opportunities;

    - delays in our ability to begin offering interLATA long-distance services;

    - timing, cost and consumer acceptance of broadband services, including telephony, data, video and wireless services;

    - delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations; and

    - timing and completion of the announced merger with Qwest Communications International Inc. ("Qwest") and the subsequent integration of the businesses of the two companies.

    You should not construe these cautionary statements as an exhaustive list or as any admission by us regarding the adequacy of disclosures made by us. We cannot always predict or determine after the fact what factors would cause actual results to differ materially from those indicated by our forward-looking statements or other statements. In addition, you are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "objectives," "anticipates," "intends," or the like to be uncertain and forward-looking. All cautionary statements should be read as being applicable to all forward-looking statements wherever they appear.

    We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

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

    U S WEST Communications serves approximately 74% of our Region's population. We had 58,272 employees at December 31, 1999. We have one class of common stock, par value $.01 per share.

RECENT DEVELOPMENTS

    MERGER WITH QWEST. On July 18, 1999 we entered into an Agreement and Plan of Merger (the "Qwest Merger Agreement") with Qwest to merge both companies. Upon completion of the merger, holders of our common stock will receive for each share, subject to the collar and the cash options described in the Qwest Merger Agreement, shares of Qwest common stock having a value of $69. Subject to the terms of the Qwest Merger Agreement, we would be merged with and into Qwest with Qwest surviving. The merger was approved by our shareholders and Qwest's shareholders on November 2, 1999, and is subject to the approval of the Federal Communications Commission ("FCC") and other state regulatory reviews.

    TERMINATION OF GLOBAL MERGER. Prior to the execution of the Qwest Merger Agreement, we terminated the Agreement and Plan of Merger, dated as of May 16, 1999 (the "Global Merger Agreement"), between us and Global Crossing Ltd. ("Global Crossing"). In connection with the Global Merger Agreement, we completed a cash tender offer for approximately 39 million shares of Global Crossing common stock at a price of $62.75 per share in June 1999. As consideration for the termination of the Global Merger Agreement, we paid Global Crossing $140 million in cash and 2,231,076 shares of Global Crossing common stock. We obtained a $140 million loan from Qwest to pay the cash portion and Qwest entered into an agreement to buy $140 million in services from Global Crossing. In December 1999, we monetized a portion of our holdings in Global Crossing and sold 24 million Global Crossing shares for approximately
$1.14 billion (before expenses). For further information regarding the Global Crossing monetization, you should refer to the section entitled "Risk Management" under Management's Discussion and Analysis of Financial Condition and Results of Operations on page 48.

    THE SEPARATION. On October 25, 1997, the Board of Directors of our former parent company (referred to as "Old U S WEST"), adopted a proposal to separate Old U S WEST into two independent companies (the "Separation"). Old U S WEST conducted its businesses through two groups: (i) the U S WEST Communications Group (the "Communications Group"), which included the communications businesses of Old U S WEST, and (ii) the U S WEST Media Group (the "Media Group"), which included the multimedia and directory businesses of Old U S WEST. On June 4, 1998, stockholders of Old U S WEST voted in favor of the Separation, which became effective June 12, 1998 (the "Separation Date"). As part of the Separation, Old U S WEST contributed to us the businesses of the Communications Group and the domestic directories business of the Media Group known as U S WEST Dex, Inc. ("Dex"). The alignment of Dex with our Company is referred to in this report as the "Dex Alignment." Old

U S WEST has continued as an independent public company comprised of the businesses of Media Group, other than Dex, and has been renamed MediaOne Group, Inc. ("MediaOne").

    The Separation was implemented under the terms of a separation agreement (the "Separation Agreement") between us and MediaOne. In connection with the Dex
Alignment: (i) Old U S WEST distributed, as a dividend to holders of Media Group common stock, approximately 16,341,000 shares of our common stock (net of the redemption of approximately 305,000 fractional shares) with an aggregate value of $850 million (the "Dex Dividend") and (ii) we refinanced $3.9 billion of Old U S WEST debt formerly allocated to Media Group (the "Dex Indebtedness").

OPERATIONS

    We are organized on the basis of our products and services and operate in four segments: (i) retail services, (ii) wholesale services, (iii) network services and (iv) directory services. For further financial information on our segments, you should refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to the consolidated financial statements on pages F-24 through F-26.

RETAIL SERVICES

    The principal types of retail services we offer are: (i) local exchange telephone services, (ii) long-distance services within local access and transport areas ("LATAs") in the Region, (iii) wireless services and
(iv) high-speed data and Internet services.

    LOCAL EXCHANGE. Local exchange telephone services provide lines from telephone exchange offices to customers' premises to originate and terminate telecommunications services within our local exchange service territories as defined by the state public utilities commissions ("PUCs"). These services include basic local exchange services provided through our regular switched network, dedicated private line facilities for voice and special services, such as transport of data, radio and video, switching services for customers' internal communications through facilities owned by us, data transport services that include managing and configuring special service networks and dedicated low and high-capacity public or private digital networks. Other local exchange revenue is derived from directory assistance, public telephone service and various custom calling features such as Caller ID, Call Waiting, Call Return and 3-Way Calling.

    We also provide other products and services, such as customer premises equipment and enhanced services, including voice mail to residents, business customers and governmental agencies.

    INTRALATA LONG-DISTANCE. We provide intraLATA long-distance services within our Region. These services include intraLATA service beyond the local calling area, Wide Area Telecommunications Service or "800" services for customers with highly concentrated demand, and special services, such as transport of data, radio and video. We intend to begin offering interLATA long-distance services in our Region pursuant to the Telecommunications Act of 1996 (the "Telecommunications Act" or the "Act") upon satisfaction of certain regulatory conditions primarily related to local exchange telephone competition. We currently offer limited out-of-region long-distance services.

    WIRELESS SERVICES. We hold 10 MHz licenses to provide personal communications services ("PCS") in 53 markets in our Region. These licenses, which cover approximately 20 million POPs (i.e., potential customers), were purchased in an FCC auction held in January 1997. In December 1997, we purchased additional licenses for a majority of the Seattle market, which cover an additional 4 million POPs. Using these licenses, we are constructing networks utilizing digital code division multiple access technology. We launched wireless PCS services in (i) Denver, Fort Collins, Greeley and Colorado Springs, Colorado; Portland and Salem, Oregon; and Vancouver, Washington in 1997;
(ii) Phoenix and Tucson, Arizona; Minneapolis, St. Cloud, St. Paul and Rochester, Minnesota; and Seattle, Olympia and Bremerton, Washington in 1998; and (iii) Cheyenne, Wyoming; Pueblo, Colorado and Salt Lake City, Utah (including the Wasatch front region) in 1999, covering approximately 15 million POPs. These wireless services, which are being marketed under the "U S WEST Wireless" brand, enable customers to use the same number for their wireless phone as for their home or business phone. We recently announced a joint venture with Touch America, Inc., the telecommunications subsidiary of The Montana Power Corporation, to provide the nation's only one-number digital PCS service to customers in seven states in the Pacific Northwest and the Upper Midwest.

    HIGH-SPEED DATA AND INTERNET SERVICES. We offer high-speed data and Internet services to customers inside and outside our Region. Through U S WEST !NTERPRISE, our data division, and U S WEST Interprise America, Inc., one of our subsidiaries, we provide high-speed data communications and network services, including frame relay service, transparent LAN (Local Area Network) service, ATM (Asynchronous Transfer Mode) Cell Relay Service, network integration solutions and other data-related services to business customers. In 1997 and 1998, we introduced U S WEST Megabit-TM- Services, a high-speed Internet access service, and U S WEST.net, a standard Internet access service, in select markets and expect to launch these services in additional markets in 2000. In 1999, we also launched our Title VI broadband video and Internet services under the name of Choice TV and Online Services in Phoenix, Arizona.

    At December 31, 1999, U S WEST Communications had over 17 million telephone network access lines in service, an increase of 2.5% over 1998. In June 1999, U S WEST Communications entered into a series of definitive agreements to sell local exchange telephone properties serving approximately 530,000 access lines in nine states for approximately $1.65 billion in cash, subject to adjustment. Approval of the sale is subject to review by federal and state regulatory agencies. The transfer of ownership, which will occur on a state-by-state basis, is expected to be completed over the next two years. Additionally, U S WEST Communications is planning to sell approximately 270,000 access lines in New Mexico and Washington. For the year ended December 31, 1999, retail services accounted for 68% of U S WEST's total revenue. For financial information about segments of our business, please refer to Note 12 to the consolidated financial statements on pages F-24 through F-26.

WHOLESALE SERVICES

    We provide sales, marketing and customer care for competitive local exchange carriers ("CLECs"), interexchange carriers ("IXCs") and wireless providers in the purchase of wholesale local network services. CLECs are communications companies, certified by a state PUC, that provide local exchange service within a U S WEST associated local calling area. IXCs provide transitional long distance services to end users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA. We have 27 LATAs within our Region. We provide such wholesale local network services by interconnecting such carriers and providers to our public switched network or through our dedicated private lines. These carriers can resell our products and services. For the year ended December 31, 1999, wholesale services accounted for 22% of U S WEST's total revenue.

NETWORK SERVICES

    Our network segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments. Our revenue from network services accounted for less than 10% of U S WEST's total revenue.

DIRECTORY SERVICES

    Through Dex, we publish White and Yellow Pages directories in our Region. Dex's business scope includes all facets of directory-related publishing services such as market identification, analysis and planning, advertising and sales, customer service, directory design, printing and distribution, billing and collection, and product service promotion. Dex's customers include businesses that purchase advertising in its directories and other related products, and consumers who use directories and other advertising and information services. Dex also provides directory publishing services to other telephone companies on a contract basis and electronic directory services. Dex is expanding its directories business onto the Internet by marketing innovative and interactive listings, advertising and websites, primarily through existing sales channels throughout our Region. Our revenue from the directory services business accounted for approximately 11% of U S WEST's total revenue.

COMPETITION

    We face increasing competition from a variety of sources, including other local service providers, long-distance service providers, cable television companies, wireless service providers, data and Internet service providers and other entrants from closely related industries. For a discussion of competition, you should refer to the section entitled "Competition" under Management's Discussion and Analysis of Financial Condition and Results of Operations on page 49.

REGULATION

    U S WEST Communications is subject to varying degrees of regulation by state PUCs with respect to intrastate rates and services and access charge tariffs. We are also subject to the jurisdiction of the FCC with respect to interstate access tariffs (that specify the charges for the origination and termination of interstate communications) and other matters.

    U S WEST Communications is currently working with regulators to gain approval of various initiatives, including gaining long-distance entry, efforts to rebalance prices, achieve alternative forms of regulation and accelerated capital recovery and eliminate subsidies.

    State and local regulatory authorities may also regulate certain terms and conditions of the offering of wireless services, such as the siting and construction of transmitter towers, antennas and equipment shelters and zoning and building permit approvals. For a further discussion, you should refer to the section entitled "Regulation" under Management's Discussion and Analysis of Financial Condition and Results of Operations on page 50.

ITEM 2. PROPERTIES

    Our properties do not lend themselves to description by character and location of principal units. At December 31, 1999, substantially all of our property was utilized by U S WEST Communications (and in particular, the network segment) in providing telecommunications services. Substantially all of U S WEST Communications' central office equipment is located in owned buildings situated on land owned in fee, while many garages and administrative and business offices are leased.

ITEM 3. LEGAL PROCEEDINGS

    Our Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. For a discussion of certain of these actions that may be material, you should read Note 15 to the consolidated financial statements on pages F-27 through F-28.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 2, 1999, we held our special meeting of shareholders to consider and vote upon a proposal to approve and adopt the merger with Qwest. As reported in our Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 1999, our shareholders approved the merger with Qwest.

    We intend to hold our annual meeting of shareholders in December 2000 if the merger with Qwest is not consummated before then. Accordingly, shareholder proposals for inclusion in the annual meeting proxy statement should be sent to our Secretary at 1801 California Street, Suite 5100, Denver, Colorado, 80202 and must be received by August 3, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this item can be found at Note 16 to the consolidated financial statements on page F-29. The United States markets for trading in U S WEST common stock are the New York Stock Exchange and the Pacific Exchange. As of February 25, 2000, our common stock was held by approximately 567,293 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

    For a discussion of the information required by this item, you should refer to pages 37 and 38.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For a discussion of the information required by this item, you should refer to pages 38 through 53.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a discussion of the information required by this item, you should refer to page 48 under the caption entitled "Risk Management."

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    For a discussion of the information required by this item, you should refer to pages F-1 through F-31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    We have nothing to report under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding U S WEST's directors and executive officers:

            NAME                AGE                              POSITION
            ----              --------                           --------
Solomon D. Trujillo.........     48      President, Chief Executive Officer and Chairman(1)
Linda G. Alvarado...........     48      Director(1)
Craig R. Barrett............     60      Director(1)
Betsy J. Bernard............     44      Executive Vice President - Retail Markets
Hank Brown..................     60      Director(2)
Jerry J. Colangelo..........     60      Director(1)
Janet K. Cooper.............     46      Vice President - Finance and Controller
Manuel A. Fernandez.........     52      Director(3)
Sean P. Foley...............     41      Vice President - Treasurer
George J. Harad.............     55      Director(2)
Peter S. Hellman............     50      Director(3)
John A. Kelley, Jr..........     50      President of Wholesale - U S WEST Communications, Inc.
Marilyn C. Nelson...........     60      Director(2)
Frank Popoff................     64      Director(3)
Mark Roellig................     44      Executive Vice President - Public Policy, Human
                                         Resources & Law, General Counsel and Secretary
James A. Smith..............     47      Executive Vice President and President of U S WEST Dex,
                                           Inc.
Allan R. Spies..............     51      Executive Vice President and Chief Financial Officer
Gregory M. Winn.............     50      Executive Vice President - Operations and Technology
Joseph R. Zell..............     40      President - U S WEST !NTERPRISE Networking Services

    Except for Ms. Bernard, Ms. Cooper, Mr. Foley and Mr. Kelley, each of the above executive officers has held a managerial position with Old U S WEST or an affiliate of Old U S WEST since 1994.

------------------------

(1) Class III Director (Term Expires 2001)

(2) Class I Director (Term Expires 2002)

(3) Class II Director (Term Expires 2000)

    The following is a brief description of the principal occupations, business experience, terms as director (if applicable) and directorships of the directors and executive officers of U S WEST. Executive officers are not elected for a fixed term of office, but serve at the discretion of the Board of Directors.

SOLOMON D. TRUJILLO
DIRECTOR SINCE:                  June 1998 (Chairman since 1999)
PRINCIPAL OCCUPATION:            President and Chief Executive Officer of U S WEST since
                                 June 1998.
BUSINESS EXPERIENCE:             President and Chief Executive Officer of the Communications
                                 Group of Old U S WEST from 1995 to 1998. President and Chief
                                 Executive Officer of U S WEST Marketing Resources Group,
                                 Inc. from 1992 to 1995. Mr. Trujillo joined The Mountain
                                 States Telephone and Telegraph Company in 1974 and has been affiliated with U S WEST and its predecessors since that
                                 time, serving in various marketing, sales, finance and
                                 public policy positions.
OTHER DIRECTORSHIPS:             BankAmerica Corporation; Dayton Hudson Corporation; PepsiCo,
                                 Inc.

LINDA G. ALVARADO
DIRECTOR SINCE:                  June 1998
PRINCIPAL OCCUPATION AND         President and Chief Executive Officer of Alvarado
BUSINESS EXPERIENCE:             Construction, Inc. since 1978.
OTHER DIRECTORSHIPS:             Engelhard Corporation; Pitney Bowes, Inc.; Pepsi Bottling
                                 Group, Inc.; Lennox International Inc.
COMMITTEES:                      Human Resources Committee; Public Policy/Nominating
                                 Committee

CRAIG R. BARRETT
DIRECTOR SINCE:                  June 1998
PRINCIPAL OCCUPATION:            President and Chief Executive Officer of Intel Corporation
                                 since 1998.
BUSINESS EXPERIENCE:             President and Chief Operating Officer of Intel Corporation
                                 from 1997 to 1998, Executive Vice President and Chief
                                 Operating Officer from 1993 to 1997 and Executive Vice
                                 President from 1990 to 1993. Various technology, engineering and manufacturing management positions with Intel
                                 Corporation from 1974 to 1990. Professor of Engineering at
                                 Stanford University from 1965 to 1974. Member of National
                                 Academy of Engineering.
OTHER DIRECTORSHIPS:             Intel Corporation
COMMITTEES:                      Audit Committee; Finance Committee

BETSY J. BERNARD
PRINCIPAL OCCUPATION:            Executive Vice President - Retail Markets of U S WEST since
                                 July 1998.
BUSINESS EXPERIENCE:             Before joining U S WEST, Ms. Bernard was head of AVIRNEX, an advanced international telecommunications services company from 1997 to 1998. Prior to that, Ms. Bernard was President and Chief Executive Officer of Pacific Bell Communications,
                                 the long-distance subsidiary of Pacific Telesis Group from
                                 1995 to 1997. Before joining PacBell, Ms. Bernard worked for
                                 AT&T from 1977 to 1995 in a number of positions.
DIRECTORSHIPS:                   Mile High United Way; The Principal Financial Group;
                                 Zantaz.com Inc.

HANK BROWN
DIRECTOR SINCE:                  November 1998
PRINCIPAL OCCUPATION:            President of the University of Northern Colorado since 1998.
BUSINESS EXPERIENCE:             Director of the Center for Public Policy for the University
                                 of Denver from 1997 to 1998. United States Senator for the
                                 State of Colorado from 1991 to 1997. United States
                                 Congressman for the State of Colorado from 1981 to 1991.
                                 Various positions with Monfort of Colorado Incorporated from
                                 1969 to 1981. United States Navy from 1962 to 1966. Attorney and Certified Public Accountant.
OTHER DIRECTORSHIPS:             Sealed Air Corporation; Centennial Bank Holdings Inc.
COMMITTEES:                      Human Resources Committee; Public Policy/Nominating
                                 Committee

JERRY J. COLANGELO
DIRECTOR SINCE:                  June 1998
PRINCIPAL OCCUPATION:            Owner, Chairman and Chief Executive Officer of the Arizona
                                 Diamondbacks since 1995. Chairman and Chief Executive
                                 Officer of the Phoenix Suns, NBA since 1987.
BUSINESS EXPERIENCE:             General Manager of the Phoenix Suns, NBA from 1968 to 1987.
                                 Head Scout and Director of Merchandising for the Chicago
                                 Bulls, NBA from 1966 to 1968. Associate of D.O. Klein &
                                 Associates from 1964 to 1965. Partner at the House of
                                 Charles, Inc. from 1962 to 1964.
OTHER DIRECTORSHIPS:             Phoenix Art Museum; Phoenix Community Alliance; Arizona
                                 Diamondbacks; Phoenix Suns Charities
COMMITTEES:                      Human Resources Committee; Public Policy/Nominating
                                 Committee

JANET K. COOPER
PRINCIPAL OCCUPATION:            Vice President - Finance and Controller of U S WEST since
                                 June 1999.
BUSINESS EXPERIENCE:             Prior to her current assignment, Ms. Cooper was Vice
                                 President - Treasurer and Controller of U S WEST from
                                 March 1999 to June 1999, and Vice President and Treasurer
                                 of U S WEST from May 1998 to March 1999. Before joining
                                 U S WEST, Ms. Cooper was Vice President of Treasury and Tax
                                 Business of The Quaker Oats Company from 1997 to 1998, and
                                 Vice President and Treasurer from 1992 to 1997. Ms. Cooper joined The Quaker Oats Company in 1978 and held various
                                 financial and managerial positions.
OTHER DIRECTORSHIPS:             Lennox International Inc.; The Toro Company

MANUEL A. FERNANDEZ
DIRECTOR SINCE:                  April 1999
PRINCIPAL OCCUPATION:            Chairman of the Gartner Group since 1995.
BUSINESS EXPERIENCE:             Chief Executive Officer of the Gartner Group from 1995 to
                                 1998; and President from 1991 to 1995. President and Chief
                                 Executive Officer of Dataquest, Inc. from 1984 to 1991.
                                 President and Chief Executive Officer of Gavilan Computer
                                 Corporation from 1982 to 1984. President of Zilog
                                 Incorporated from 1977 to 1982.
OTHER DIRECTORSHIPS:             Black & Decker; Brunswick Corporation; Click Commerce, Inc.;
                                 NetNumbers; Timesoft, Inc.; Warrantycheck.com, Inc.
COMMITTEES:                      Human Resources Committee; Finance Committee

SEAN P. FOLEY
PRINCIPAL OCCUPATION:            Vice President and Treasurer of U S WEST since June 1999
BUSINESS EXPERIENCE:             Prior to his current assignment, Mr. Foley was Assistant
                                 Treasurer for U S WEST from June 1998 to June 1999.
                                 Mr. Foley joined U S WEST in 1995 and served in various
                                 manager positions in the Capital Markets and Corporate
                                 Finance organizations of the Company. Before joining
                                 U S WEST, Mr. Foley served as Investment Officer for the
                                 City of Westminster, Colorado from 1991 to 1995.

GEORGE J. HARAD
DIRECTOR SINCE:                  June 1998
PRINCIPAL OCCUPATION:            Chairman of the Board of Boise Cascade Corporation since
                                 1995. President and Chief Executive Officer of Boise Cascade
                                 Corporation since 1994.
BUSINESS EXPERIENCE:             President and Chief Operating Officer of Boise Cascade
                                 Corporation from 1991 to 1994. Chairman of the Board of
                                 Boise Cascade Office Products Corporation since 1995.
OTHER DIRECTORSHIPS:             FM Global Insurance; Homestead Technologies, Inc.
COMMITTEES:                      Finance Committee (Chair); Audit Committee

PETER S. HELLMAN
DIRECTOR SINCE:                  June 1998
PRINCIPAL OCCUPATION:            Executive Vice President, Chief Financial and Administrative
                                 Officer of Nordson Corporation.
BUSINESS EXPERIENCE:             President and Chief Operating Officer of TRW Inc. from 1995 to 1999. Assistant President of TRW Inc. from 1994 to 1995.
                                 Executive Vice President and Chief Financial Officer from
                                 1991 to 1994. Vice President and Treasurer from 1989 to
                                 1991. Various positions with BP America from 1979 to 1989
                                 and the Irving Trust Company from 1972 to 1979.
COMMITTEES:                      Audit Committee (Chair); Finance Committee

JOHN A. KELLEY, JR.
PRINCIPAL OCCUPATION:            President of Wholesale - U S WEST Communications since
                                 April 1998.
BUSINESS EXPERIENCE:             Prior to his current assignment, Mr. Kelley was Vice
                                 President - Large Business and Government Accounts and
                                 President - Federal Services of U S WEST Communications
                                 since 1995. Prior to joining U S WEST, Mr. Kelley was Area
                                 President for Mead Corporation's Zellerbach Southwest
                                 businesses and Vice President and General Manager for
                                 Zellerbach's Industrial business unit.

MARILYN C. NELSON
DIRECTOR SINCE:                  June 1998
PRINCIPAL OCCUPATION:            Chairman, Chief Executive Officer and President of Carlson
                                 Companies, Inc.
BUSINESS EXPERIENCE:             Since joining Carlson Companies in 1989, Ms. Nelson has held various positions with Carlson Companies including Director,
                                 Chief Operating Officer and Senior Vice President of Carlson
                                 Holdings, Inc., Co-Chair Carlson Wagonlit Travel, and Deputy
                                 Chairman of Thomas Cook Holdings, Inc. Ms. Nelson is also
                                 National Chair of Travel Industry of America, and a member of the United States National Tourism Organization, World
                                 Travel and Tourism Council, International Advisory Council,
                                 Center for International Leadership and Committee of 200.
OTHER DIRECTORSHIPS:             Exxon Mobil Corporation; Carlson Companies, Inc.
COMMITTEES:                      Public Policy/Nominating Committee (Chair); Audit Committee

FRANK POPOFF
DIRECTOR SINCE:                  June 1998
PRINCIPAL OCCUPATION:            Chairman of The Dow Chemical Company since 1992.
BUSINESS EXPERIENCE:             Chief Executive Officer of The Dow Chemical Company from
                                 1987 to 1995.
OTHER DIRECTORSHIPS:             American Express Company; Chemical Financial Corporation;
                                 United Technologies Corporation.
COMMITTEES:                      Human Resources Committee (Chair); Finance Committee

MARK ROELLIG
PRINCIPAL OCCUPATION:            Executive Vice President - Public Policy, Human Resources
                                 and Law, General Counsel and Secretary of U S WEST since
                                 June 1998.
BUSINESS EXPERIENCE:             Prior to his current assignment, Mr. Roellig was Vice
                                 President - Public Policy and Regulatory Law of U S WEST
                                 Communications Group from 1997 until the Separation.
                                 Mr. Roellig had served as a Vice President of Old U S WEST since 1994 and has held a variety of positions in the Law
                                 Department of Old U S WEST since 1983.

JAMES A. SMITH
PRINCIPAL OCCUPATION:            Executive Vice President of U S WEST since June 1998.
BUSINESS EXPERIENCE:             Mr. Smith has served as President and Chief Executive
                                 Officer of U S WEST Dex, Inc. since 1997. Mr. Smith had been a Vice President of Old U S WEST since 1987 and has held a variety of operational, marketing and management positions with Old U S WEST and its predecessors for 20 years.
DIRECTORSHIPS:                   U S WEST Foundation; the Public Education Network; The
                                 Children's Hospital; The Wigwam Club, Inc.; Critical Path,
                                 Inc.

ALLAN R. SPIES
PRINCIPAL OCCUPATION:            Executive Vice President and Chief Financial Officer of
                                 U S WEST since June 1998.
BUSINESS EXPERIENCE:             Prior to his current assignment, Mr. Spies was Vice
                                 President and Chief Financial Officer of U S WEST
                                 Communications Group from 1997 until the Separation. Mr.
                                 Spies had been a Vice President of Old U S WEST since 1995 and has held a variety of finance and management positions with Old U S WEST and its predecessors for over 29 years.

GREGORY M. WINN
PRINCIPAL OCCUPATION:            Executive Vice President - Operations and Technology of
                                 U S WEST since July 1998.
BUSINESS EXPERIENCE:             Prior to his current assignment, Mr. Winn was Executive Vice
                                 President - Retail Markets for U S WEST Communications
                                 Group from 1997 until the Separation and for U S WEST from the Separation until July 1998. Mr. Winn has been a Vice
                                 President of Old U S WEST since 1994 and has held a variety of marketing and sales positions with Old U S WEST and its predecessors for 29 years.

JOSEPH R. ZELL
PRINCIPAL OCCUPATION:            President of U S WEST !NTERPRISE Networking Services since
                                 1997.
BUSINESS EXPERIENCE:             Prior to his current assignment, Mr. Zell was President of the Carrier Wholesale Division of Old U S WEST from 1996 to
                                 1997. Mr. Zell began his career at Old U S WEST in 1991 as a director of Product Development for !NTERPRISE. Later, he served as the Executive Director of Applications Innovation and Vice President of Markets and Innovation for U S WEST
                                 !NTERPRISE.
DIRECTORSHIPS:                   USInternetworking, Inc.; Intertainer, Inc.; Netpliance, Inc.

    The Board of Directors currently consists of 10 Directors divided into three classes (Class I, Class II and Class III) serving staggered three-year terms.

OTHER MATTERS

    On February 29, 2000, our Chairman, President and Chief Executive Officer, Solomon D. Trujillo, indicated that he would not join Qwest upon the completion of the merger. It is anticipated that announcements regarding the proposed management of the post-merger combined company may be made in the near future.

ITEM 11. EXECUTIVE COMPENSATION

    The table below shows the compensation for Solomon D. Trujillo, who served as President and Chief Executive Officer, and the four next most highly compensated executive officers for the last three years (with the exception of Ms. Bernard, who joined the company in 1998). Compensation for 1997 and from January 1, 1998 until the Separation relates to services rendered to Old
U S WEST.

                           SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION
                                       ------------------------------------------------

                                                                          OTHER ANNUAL      RESTRICTED
                                                   SALARY      BONUS      COMPENSATION         STOCK
     NAME AND PRINCIPAL POSITION         YEAR       ($)         ($)            ($)        AWARD(S) ($)(2)
     ---------------------------       --------   --------   ----------   -------------   ---------------
SOLOMON D. TRUJILLO .................    1999     $896,552   $1,025,000     $119,132(1)     $16,293,750(3)
Chairman, President and Chief            1998     $716,041   $  650,000     $ 42,432           --
Executive                                1997     $525,220   $  645,000     $ 11,821           --
  Officer

GREGORY M. WINN .....................    1999     $441,379   $  300,000     $ 16,294           (4)
Executive Vice President -               1998     $338,099   $  217,000     $ 11,475           (5)
Operations &                             1997     $264,127   $  225,000     $  9,033            $67,987(6)
  Technology

JOSEPH R. ZELL ......................    1999     $364,943   $  275,000     $  1,616         (4)(5)
President - U S WEST                     1998     $288,793   $  144,600     $ 12,421           --
  !NTERPRISE Networking Services         1997     $206,688   $  115,000     $  2,000           $315,010

BETSY J. BERNARD ....................    1999     $373,372   $  262,500     $  3,410         (4)(7)
Executive Vice President - Retail        1998     $179,694   $  155,167     $ 10,066           $374,581(8)
Markets

JOHN A. KELLEY, JR. .................    1999     $360,632   $  275,000     $ 14,786         (4)(5)
President of Wholesale -                 1998     $307,084   $  157,750     $ 19,072           --
  U S WEST Communications                1997     $210,267   $  162,153     $ 25,846           --

                                                   LONG-TERM COMPENSATION
                                       ----------------------------------------------
                                        SECURITIES
                                        UNDERLYING
                                       OPTIONS/SARS                      ALL OTHER
                                       -------------   LTIP PAYOUTS   COMPENSATION(9)
     NAME AND PRINCIPAL POSITION            (#)            ($)              ($)
     ---------------------------       -------------   ------------   ---------------
SOLOMON D. TRUJILLO .................    1,400,000       $974,043        $128,581
Chairman, President and Chief            1,063,000       $414,090        $ 62,948
Executive                                  113,836       $267,319        $ 51,129
  Officer
GREGORY M. WINN .....................      415,212       $252,041        $ 98,467
Executive Vice President -                 364,071       $ 50,397        $111,376
Operations &                                25,933       $ 32,956        $301,296
  Technology
JOSEPH R. ZELL ......................      317,000       $174,719        $ 75,366
President - U S WEST                       287,500       $ 24,396        $ 24,905
  !NTERPRISE Networking Services            39,350       $ 15,907        $ 23,360
BETSY J. BERNARD ....................      614,000       $     --        $334,592
Executive Vice President - Retail          101,500       $     --        $111,068
Markets
JOHN A. KELLEY, JR. .................      343,745       $149,182        $ 71,115
President of Wholesale -                   289,963       $ 54,570        $ 15,770
  U S WEST Communications                   11,300       $ 35,814        $ 16,870

------------------------------

NOTE: On June 5, 1998, the shareholders of Old U S WEST approved the Separation. As part of the Separation: (i) restricted Old U S WEST Media Group targeted stock ("Media Stock"), held by individuals who became employees of U S WEST, was replaced immediately prior to the Separation with substitute restricted Old
U S WEST Communications Group targeted stock ("Communications Stock"), each share of which, along with existing restricted Communications Stock, was then replaced with a share of restricted U S WEST common stock; (ii) phantom stock units for Media Stock, held by individuals who became employees of U S WEST, were replaced immediately prior to the Separation with substitute phantom stock units of Communications Stock, each unit of which, along with each existing unit of Communications Stock, was then replaced with a phantom unit for U S WEST common stock; (iii) option holders who continued employment with U S WEST did not forfeit their stock options for Media Stock as a result of their termination of employment with Old U S WEST; and (iv) stock options for Communications Stock were replaced with substitute options for U S WEST common stock. On October 31, 1995, the shareholders of Old U S WEST approved the creation of two classes of common stock, Communications Stock and Media Stock, intended to reflect separately the communications businesses and the multimedia businesses of Old
U S WEST (the "1995 Recapitalization"). Options granted between November 1, 1995 and June 12, 1998 were options in either Communications Stock or Media Stock.

(1) Mr. Trujillo's other annual compensation includes aircraft use ($65,463) and taxes paid by the company ($35,956).

(2) At December 31, 1999, Messrs. Trujillo, Winn, Zell, Kelley and Ms. Bernard, respectively, held 300,000, 9,600, 8,720, 13,400, and 7,300 shares of restricted U S WEST common stock with an aggregate value, respectively, of $21,600,000, $691,200, $627,840, $964,800 and $525,600. Mr. Winn's, Zell's
    and Kelley's and Ms. Bernard's restricted U S WEST common stock share amounts at year end do not include 30,000, 25,000, 25,000 and 25,000 shares, respectively, which were granted in tandem with options (see Notes 5 and 7), and they do not include the August 1999 merger retention awards (see Note
    4). At December 31, 1998, Messrs. Trujillo, Winn, Zell, Kelley and Ms. Bernard, respectively, held 0, 9,600, 8,720, 13,400 and 7,300 shares of restricted U S WEST common stock with an aggregate value, respectively, of $-0-, $620,400, $563,350, $865,975 and $471,763. Dividends on restricted
    U S WEST common stock may be reinvested in U S WEST common stock.

(3) Mr. Trujillo was granted 300,000 shares of restricted U S WEST common stock as part of the August 1999 merger retention plan.

(4) The shares of restricted U S WEST common stock approved for Messrs. Winn, Zell and Kelley and Ms. Bernard in the amounts of 50,000, 30,000, 40,000 and 40,000, respectively, as part of the August 1999 merger retention plan, will not be granted until just prior to the merger with Qwest and therefore are not listed in the above table or in year end totals.

(5) Messrs. Winn, Zell and Kelley were granted 30,000, 25,000 and 25,000 shares, respectively, of restricted U S WEST common stock in tandem with a grant of 300,000, 250,000 and 250,000 options, respectively, in August 1998. These tandem grants cliff vest four years from the date of grant. Upon vesting, these executives shall only be entitled to receive one of the tandem grants with the other grant being forfeited. Only the options are listed in the above table.

(6) Mr. Winn was granted 1,550 shares of Communications Stock in February of 1997, subject to a six-month restriction as to sale or transferability.
    Mr. Winn was granted an additional 2,100 shares of Communications Stock in February of 1997, subject to a four-year restriction as to sale or transferability. At December 31, 1997, Mr. Winn held 10,600 shares of restricted Communications Stock and 1,000 shares of restricted Media Stock, all of which were entitled to dividends, if any, paid during the restriction period, and which had an aggregate value of $478,325 and $28,875, respectively.

(7) Ms. Bernard was granted 25,000 shares of restricted U S WEST common stock in tandem with a grant of 250,000 options in February, 1999. This tandem grant cliff vests four years from the date of grant. Upon vesting, Ms. Bernard shall only be entitled to receive one of the tandem grants with the other grant being forfeited. Only the options are listed in the above table.

(8) Ms. Bernard was granted 7,300 shares of restricted U S WEST common stock in June 1998.

(9) The amounts in this column are attributed to (a)(i) the U S WEST matching contribution under the Deferred Compensation Plan, (ii) the U S WEST matching contribution under the Savings Plan/ESOP, (iii) the current dollar value of the remainder of the premium paid under a split-dollar insurance arrangement and (iv) the amount paid for the term insurance portion of the foregoing split-dollar arrangement and (b) the retention and relocation payments. The separate amounts relating to (a)(i) through (a)(iv) are set forth in the table below. The separate amounts relating to (b) are described as follows in narrative form. In 1999, Messrs. Winn, Zell and Kelley were each paid $40,000 in 1999 in accordance with their respective 1998 retention agreements. In 1998, U S WEST and Old U S WEST paid Mr. Winn $68,450 for certain additional relocation expenses including spousal travel. In 1997, Old U S WEST paid Mr. Winn $274,977 to cover certain housing expenses he incurred in connection with a relocation. In 1998, U S WEST paid Ms. Bernard $48,505 for certain relocation expenses and $62,500 as a sign-on cash award. In 1999, Ms. Bernard was paid a retention bonus of $309,745 ($282,000 plus interest) as part of her employment arrangement for remaining an employee for 18 months.

                                 DEFERRED COMPENSATION   SAVINGS PLAN COMPANY    SPLIT-DOLLAR PREMIUM   TERM PORTION
                                     COMPANY MATCH               MATCH                  VALUE             PREMIUM
                                 ---------------------   ---------------------   --------------------   ------------
                                                            YEAR ENDED DECEMBER 31, 1999
                                 -----------------------------------------------------------------------------------
Solomon D. Trujillo............         $69,327                 $8,000                 $50,309              $945
Gregory M. Winn................         $26,367                 $6,552                 $25,128              $420
Joseph R. Zell.................         $10,247                 $8,000                 $16,951              $168
Betsy J. Bernard...............         $24,502                     --                      --              $345
John A. Kelley, Jr.............         $10,247                 $8,000                 $12,532              $336

                                                            YEAR ENDED DECEMBER 31, 1998
                                 -----------------------------------------------------------------------------------
Solomon D. Trujillo............         $29,576                 $8,000                 $24,770              $602
Gregory M. Winn................         $22,768                 $7,480                 $12,468              $210
Joseph R. Zell.................         $ 5,750                 $8,000                 $11,028              $127
Betsy J. Bernard...............              --                     --                      --              $ 63
John A. Kelley, Jr.............              --                 $8,000                 $ 7,529              $241

                                                            YEAR ENDED DECEMBER 31, 1997
                                 -----------------------------------------------------------------------------------
Solomon D. Trujillo............         $19,250                 $8,000                 $23,441              $438
Gregory M. Winn................         $ 6,666                 $7,157                 $12,319              $177
Joseph R. Zell.................         $ 3,341                 $8,000                 $11,909              $110
John A. Kelley, Jr.............              --                 $8,000                 $ 8,674              $196

OPTION/SAR GRANTS IN LAST FISCAL YEAR AND YEAR END OPTION/SAR VALUES

    The table below shows the stock options granted to the named executive officers during 1999 by U S WEST. We employed the Black-Scholes option pricing model to develop the theoretical values set forth under the "Grant Date Present Value" column. These stock options comprise a portion of the named executive officers' total long-term compensation potential.

                                                            INDIVIDUAL GRANTS
                         ---------------------------------------------------------------------------------------
                                                PERCENT OF TOTAL
                                                  OPTIONS/SARS
                         NUMBER OF SECURITIES      GRANTED TO                                       GRANT DATE
                         UNDERLYING OPTIONS/      EMPLOYEES IN     EXERCISE OR BASE   EXPIRATION   PRESENT VALUE
         NAME             SARS GRANTED(#)(1)      FISCAL YEAR        PRICE ($/SH)        DATE         ($)(5)
         ----            --------------------   ----------------   ----------------   ----------   -------------
Solomon D. Trujillo....             400,000(1)       3.5250%           $62.2500        02/05/09     $12,073,880
                                  1,000,000(3)       8.8126%           $54.3125        08/06/09     $26,868,700
Gregory M. Winn........             112,000(1)       0.9870%           $62.2500        02/05/09     $ 3,380,686
                                    300,000(3)       2.6438%           $54.3125        08/06/09     $ 8,060,610
                                      1,141(2)       0.0101%           $55.6875        09/01/05     $    31,433
                                        414(2)       0.0036%           $55.6875        11/08/03     $    11,405
                                      1,657(2)       0.0146%           $55.6875        03/15/06     $    45,649
Joseph R. Zell.........              67,000(1)       0.5904%           $62.2500        02/05/09     $ 2,022,375
                                    250,000(3)       2.2032%           $54.3125        08/06/09     $ 6,717,175
Betsy J. Bernard.......             250,000(4)       2.2032%           $61.0250        02/04/09     $ 7,404,900
                                     89,000(1)       0.7843%           $62.2500        02/05/09     $ 2,686,438
                                    275,000(3)       2.4235%           $54.3125        08/06/09     $ 7,388,893
John A. Kelley.........              89,000(1)       0.7843%           $62.2500        02/05/09     $ 2,686,438
                                    250,000(3)       2.2032%           $54.3125        08/06/09     $ 6,717,175
                                      3,392(2)       0.0299%           $55.6880        09/01/05     $    93,446
                                      1,353(2)       0.0119%           $55.6880        09/01/05     $    37,274

------------------------------

(1) These stock options become exercisable and cliff vest on the third anniversary of the date of grant, and include the reload feature. The reload feature gives the optionee the right to receive a further option, at the then current market price, for a number of shares equal to the number of shares of stock surrendered by the optionee in payment of the exercise price of the original option.

(2) These stock options become fully exercisable one year from the date of grant and do not include a reload feature.

(3) These stock options become exercisable in one-fourth increments on the first, second, third, and fourth anniversaries of the date of grant, and include a reload feature. The reload feature gives the optionee the right to receive a further option, at the then current market price, for a number of shares equal to the number of shares of stock surrendered by the optionee in payment of the exercise price of the original option.

(4) Ms. Bernard was granted 25,000 shares of restricted U S WEST common stock in tandem with a grant of 250,000 options on February 4, 1999. This tandem grant cliff vests four years from the date of grant. Upon vesting, Ms. Bernard shall only be entitled to receive one of the tandem grants with the other grant being forfeited.

(5) Standard application of Black-Scholes option pricing model using the expected dividend yield (0.0%), expected stock price volatility (57.0%), two and five year risk free rate of return based on United States Treasury Bond rates and options being outstanding for an average term of 4.0 years.

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                              OPTIONS/SARS AT FY-END       IN-THE-MONEY OPTIONS/SARS
                                                                        (#)                      AT FY-END ($)
                        SHARES ACQUIRED ON      VALUE       ---------------------------   ---------------------------
NAME                       EXERCISE (#)      REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                    ------------------   ------------   -----------   -------------   -----------   -------------
Solomon D. Trujillo..             --           $     --       429,890       2,383,334     $15,851,035    $42,508,937
Gregory M. Winn......          4,700           $126,469        81,197         763,579     $ 2,816,911    $13,740,346
Joseph R. Zell.......             --           $     --        50,183         622,617     $ 1,896,553    $11,841,919
Betsy J. Bernard.....             --           $     --        33,832         681,668     $   691,307    $ 9,858,255
John A. Kelley,
  Jr.................          7,202           $208,808        70,895         622,713     $ 2,621,901    $11,156,441

LONG-TERM INCENTIVE PLANS AND AWARDS IN LAST FISCAL YEAR

    No dividend equivalent units were granted during 1999. The table below shows dividend equivalent units granted to the named executive officers during 1998 under the Long-Term Incentive Plan for U S WEST and Old U S WEST and the target payout at the effective time of the merger with Qwest. Each dividend equivalent unit represents the right to receive an amount equal to the cumulative dividends paid on our common stock during a performance period, multiplied by a percentage representing the extent to which our Company achieves certain performance goals based on financial results, revenue, productivity and efficiency, service and customer care, employee satisfaction, and stock performance.

                              NUMBER OF UNITS   PERFORMANCE PERIOD UNTIL      ESTIMATED FUTURE PAYOUTS UNDER
NAME                          GRANTED IN 1998     MATURATION OR PAYOUT     NON-STOCK PRICE-BASED PLAN TARGET(1)
----                          ---------------   ------------------------   ------------------------------------
Solomon D. Trujillo.........      231,000               1998-2000                       $1,532,685
Gregory M. Winn.............       47,000               1998-2000                       $  311,845
Joseph R. Zell..............       27,700               1998-2000                       $  183,790
Betsy J. Bernard............           --                      --                       $       --
John A. Kelley, Jr..........       28,000               1998-2000                       $  185,780

------------------------------

(1) These amounts have been estimated based on the anticipated merger with Qwest. Estimated future payouts comprised of eleven quarters at $0.535 per share and one quarter at $0.750 per share for August 1999.

U S WEST PENSION PLANS

    The tables below show the maximum estimated annual benefits payable to the named executive officers when they retire under the U S WEST Pension Plans. These estimates are based on applicable pension plan formulas for specified final average annual compensation and specified years of service. The second table is based on the "defined lump sum" pension plan formula. Messrs. Trujillo and Winn and Ms. Bernard are eligible to receive the greater of any pension amount that is calculated under either table. Messrs. Zell and Kelley are eligible to receive pension amounts under the second table.

                               PENSION PLAN TABLE
                                  FIRST TABLE

                                                       YEARS OF SERVICE
FINAL AVERAGE ANNUAL   --------------------------------------------------------------------------------
COMPENSATION              15         20         25         30          35           40           45
--------------------   --------   --------   --------   --------   ----------   ----------   ----------
$  500,000...........  $111,200   $148,200   $185,300   $222,400   $  259,400   $  290,700   $  321,900
   600,000...........   133,700    178,200    222,800    267,400      311,900      349,400      386,900
   700,000...........   156,200    208,200    260,300    312,400      364,400      408,200      451,900
   800,000...........   178,700    238,200    297,800    357,400      416,900      466,900      516,900
   900,000...........   201,200    268,200    335,300    402,400      469,400      525,700      581,900
 1,000,000...........   223,700    298,200    372,800    447,400      521,900      584,400      646,900
 1,100,000...........   246,200    328,200    410,300    492,400      574,400      643,200      711,900
 1,200,000...........   268,700    358,200    447,800    537,400      626,900      701,900      776,900
 1,300,000...........   291,200    388,200    485,300    582,400      679,400      760,700      841,900
 1,400,000...........   313,700    418,200    522,800    627,400      731,900      819,400      906,900
 1,500,000...........   336,200    448,200    560,300    672,400      784,400      878,200      971,900
 1,600,000...........   358,700    478,200    597,800    717,400      836,900      936,900    1,036,900
 1,700,000...........   381,200    508,200    635,300    762,400      889,400      995,700    1,101,900
 1,800,000...........   403,700    538,200    672,800    807,400      941,900    1,054,400    1,166,900
 1,900,000...........   426,200    568,200    710,300    852,400      994,400    1,113,200    1,231,900
 2,000,000...........   448,700    598,200    747,800    897,400    1,046,900    1,171,900    1,296,900

                                  SECOND TABLE

                                                       YEARS OF SERVICE
FINAL AVERAGE ANNUAL   --------------------------------------------------------------------------------
COMPENSATION              15         20         25         30          35           40           45
--------------------   --------   --------   --------   --------   ----------   ----------   ----------
$  500,000...........  $152,400   $187,600   $211,000   $228,600   $  240,300   $  246,200   $  252,100
   600,000...........   183,400    225,700    253,900    275,100      289,200      296,200      303,300
   700,000...........   214,300    263,800    296,800    321,500      338,000      346,200      354,500
   800,000...........   245,300    301,900    339,600    367,900      386,800      396,200      405,600
   900,000...........   276,200    340,000    382,500    414,300      435,600      446,200      456,800
 1,000,000...........   307,200    378,100    425,300    460,800      484,400      496,200      508,000
 1,100,000...........   338,100    416,200    468,200    507,200      533,200      546,200      559,200
 1,200,000...........   369,100    454,300    511,100    553,600      582,000      596,200      610,400
 1,300,000...........   400,000    492,400    553,900    600,100      630,800      646,200      661,600
 1,400,000...........   431,000    530,500    596,800    646,500      679,700      696,200      712,800
 1,500,000...........   462,000    568,600    639,600    692,900      728,500      746,200      764,000
 1,600,000...........   492,900    606,700    682,500    739,400      777,300      796,200      815,200
 1,700,000...........   523,900    644,800    725,400    785,800      826,100      846,200      866,400
 1,800,000...........   554,800    682,900    768,200    832,200      874,900      896,200      917,600
 1,900,000...........   585,800    721,000    811,100    878,700      923,700      946,200      968,800
 2,000,000...........   616,700    759,000    853,900    925,100      972,500      996,300    1,020,000

    The pension benefits, listed in the above tables, set forth the projected benefit assuming the executive retires at age 65. The calculation of "final average annual compensation" is the highest average compensation for 60 consecutive months of the 120 consecutive-month period preceding retirement and includes compensation that would appear under the "Salary" and "Bonus" columns of the Summary Compensation Table. At December 31, 1999, Messrs. Trujillo, Winn, Zell and Kelley and Ms. Bernard had 25, 29, 8, 4 and 23 years of service, respectively. Ms. Bernard is subject to a special arrangement that grants her full service credit under the old formula of the U S WEST Pension Plan for her original AT&T employment date of 1977.

    Benefits set forth in the preceding tables are computed as a straight-life annuity and are subject to deduction for Social Security. For information relating to a recent increase in Mr. Trujillo's base salary, please refer to the section entitled "Report of Human Resources Committee on Executive Compensation--Base Salary" on page 25.

                           COMPENSATION OF DIRECTORS

GOAL

    To attract and retain highly qualified Directors, we offer a competitive Director compensation package. This compensation package includes various equity components intended to align the interests of Directors with the long-term interests of shareholders. The Board of Directors periodically reviews Director compensation policies, and based on the input of several nationally recognized sources, the Board of Directors has determined that the Company's policies are in line with suggested industry standards.

FEES

    Directors fees, paid only to Directors who are not U S WEST employees, are as follows:

Annual retainer.............................................  $35,000
Committee chairman retainer.................................  $ 5,000
Significant special project consultation fee................  $ 1,500
Attendance fee for each Board or Committee meeting..........  $ 1,500 per day
Annual telecommunications services and equipment allowance
  (net of taxes)............................................  $ 3,000 (up to)

    Any Director who is an employee of U S WEST or one of its subsidiaries receives no compensation for serving as a Director. Directors may elect to receive payment of all or any portion of their annual or committee chair retainers and meeting fees in common stock.

DEFERRED FEES

    Directors can choose to have the payment of all or some of their fees deferred in the form of common stock or cash. Deferred amounts that otherwise would be payable in common stock are credited in an account as phantom stock units. The value of these phantom stock units rises and falls with the price of our common stock. Also, we provide a five percent match if a Director defers into phantom stock. Additional phantom stock units are credited to the account when we declare a dividend on our common stock. Deferred cash payments earn interest that is compounded quarterly at a rate equal to the average interest rate for ten-year United States Treasury notes plus one percent.

STOCK PLAN

    Under the terms of the U S WEST 1998 Stock Plan, as amended, Directors also receive (i) an up-front grant of 3,000 shares of restricted common stock, which becomes unrestricted over four years, (ii) options to purchase 30,000 shares of common stock that vest equally over three years, with annual grants of 10,000 options after the initial vesting period, and (iii) shares of restricted common stock equal to ten times the annual retainer paid to Directors which vests 50% at five years and 10% per year thereafter for the next 5 years, and immediately upon certain events. The options have value for Directors only if the price of our common stock appreciates from the date of the option grant. Non-employee Directors who were Directors of Old U S WEST are also entitled to their vested pension on the Separation Date.

EXECUTIVE CHANGE OF CONTROL AND TERMINATION ARRANGEMENTS

    We have entered into change of control agreements with certain of our executive officers, including each of our named executive officers. By providing these executive officers with either compensation or termination benefits or both, if a change of control of the Company occurs, these agreements encourage these executive officers to continue to perform their duties after the announcement of a change of control. The following discussion is a summary of such agreements. The actual forms of the agreements have been filed as exhibits to our filings with the Securities and Exchange Commission.

    In certain circumstances, the officers are entitled to receive specified benefits upon termination of their employment or if their duties or compensation and benefits are reduced or substantially changed in another manner after a change of control. Since the Chief Executive Officer's duties necessarily are significantly impacted as a result of a change of control, he may voluntarily resign within 90 days after a change of control and receive his benefits.

WHAT IS A CHANGE OF CONTROL?

    Any of the following events is a change of control:

        (i) a change of control that would have to be reported under Item 6(e) of Schedule 14A of the Securities Exchange Act of 1934, even if the Company is not subject to that reporting requirement;

        (ii) a party or certain related parties directly or indirectly acquiring securities representing twenty percent or more of the total voting power of the Company's outstanding voting securities at that time;

       (iii) any period of two consecutive calendar years during which a majority of the Board of Directors ceases to be composed of individuals who either (a) were a Director at the beginning of the two-year period or
    (b) are a new Director whose election by the Board or nomination for election by the Company's shareholders was approved by at least two-thirds of the Directors who either were Directors at the beginning of the two-year period or whose election or nomination for election was previously so approved (and excluding for this purpose any individual whose initial assumption of office resulted from an actual or threatened proxy contest);

        (iv) shareholders of the Company approve a merger, consolidation, sale or other disposition of all or substantially all of the assets of the Company, unless immediately afterwards the holders of the Company's voting securities prior to this change of control hold securities representing more than seventy percent of the voting power of the outstanding voting securities of the Company or other surviving entity at that time and, also immediately afterwards, no party or certain related parties (other than trustees of employee benefit plans) hold twenty percent or more of the total voting power of the Company's outstanding voting securities at that time and members of the Board of Directors prior to such transaction constitute more than half of the Company's or other surviving entity's Board of Directors;

        (v) the shareholders of the Company approve a plan of complete liquidation or dissolution; or

        (vi) any other event that a majority of the Board of Directors deems to be a change of control.

    Under the change of control agreements, termination benefits are to be paid immediately following the officer's termination, under certain circumstances, after a change of control. These benefits include salary and payments under both short and long-term incentive plans in which the officers participate. These benefit payments will be calculated as if a change of control had also occurred under these plans.

    Termination benefits also consist of three times an amount equal to the sum of:

    - the officer's annual base salary before termination, plus

    - the officer's annual bonus amount under any short-term incentive program in which the officer participates (which will be calculated as if 100% of the target was achieved, unless the percentage actually achieved is greater than 100%, in which case the higher percentage shall apply), plus

    - for the Chief Executive Officer, the annual long-term incentive grant value under any long-term incentive program in which he participates (also calculated as if 100% of the target was achieved, unless the percentage actually achieved is greater than 100%, in which case the higher percentage shall apply).

In addition, all unvested stock options (except as described below) held by the officer on the termination date will vest immediately and be fully exercisable, and any restrictions on restricted stock will immediately lapse. Options granted after the announcement of the Qwest merger will not immediately vest upon the Qwest merger but would immediately vest upon a subsequent change of control. The Company will adjust income in order to cover any excise taxes incurred in connection with the benefits paid upon termination. The change of control agreements also provide for continued health care benefits on terms substantially similar to those that would have been provided if the officer were eligible for retiree health care benefits immediately before the change of control. If pension benefits are not already vested, they will vest immediately before the change of control and an additional three years will be added to both the officer's age and years of service for the purpose of calculating the officer's benefits.

AUTOMATIC RENEWAL; CANCELLATION

    The change of control agreements automatically renew every three years. However, the Board of Directors may cancel them before renewal by giving the officers notice at least 90 days before the approaching three-year renewal date.

CHIEF EXECUTIVE OFFICER'S COVENANT NOT TO COMPETE

    In exchange for receiving these benefits on a change of control, the Chief Executive Officer has agreed he will not, for a three-year period after his termination:

        (i) directly or indirectly engage in the United States, in any business that competes with the Company's business as of his termination date or at any time during such three-year period (certain investments of not more than two percent are nonetheless permissible);

        (ii) solicit, entice or endeavor to solicit or entice away from the Company or its subsidiaries any person who was an officer, employee or sales representative either for his own account or for another individual, firm or corporation, even if as a result of leaving the Company or its subsidiaries, such officer, employee or sales representative would not breach his or her employment contract with the Company;

       (iii) directly or indirectly employ any person who was an officer, employee or sales representative of the Company or its subsidiaries or who, by reason of such position at any time, possesses or may likely possess any confidential information or trade secrets relating to the Company's or its subsidiaries' businesses or products; and

        (iv) solicit, entice or endeavor to solicit or entice away from the Company or its subsidiaries any of the Company's customers or prospective customers, either for his own account or for another individual, firm or corporation.

    Many of these restrictions also apply to other officers of U S WEST.

EXECUTIVE SEVERANCE AGREEMENTS

    We have also entered into executive severance agreements with certain of our officers, including the named executive officers. These agreements set forth benefits that are payable in certain circumstances, including a change of control of the Company, an officer's termination that is not for cause, an officer's termination in connection with a downsizing, or an officer's resignation after electing not to accept a reassignment to a non-comparable position.

    In general, if an officer's employment is terminated as a result of certain circumstances set forth in the agreements, he or she will be entitled to the following severance benefits:

        (i) a sum equal to between 1.5 and 2 times, depending upon the officer, of his or her base salary;

        (ii) amounts due under the Executive Short-Term Incentive Plan and any long-term incentive plan, based on the officer's date of termination and calculated as if each plan's applicable targeted performance levels had been fully achieved; and

       (iii) financial counseling services through the year after the year in which the officer was terminated, or the cash value of such financial counseling services.

    Restrictions placed on certain grants of common stock issued to the officer would be terminated and the vesting of a proportionate amount of the officer's stock options would be accelerated. In addition, terminated officers are entitled to certain medical, dental and vision benefits. The agreements also contain certain confidentiality and arbitration provisions. Before receiving severance benefits, an executive officer must deliver to the Company a waiver and a release of claims. If a change of control occurs, the executive severance agreements will be superseded by any applicable change of control agreement, as supplemented by the terms and conditions of any option or restricted stock agreement.

    In order to encourage Messrs. Winn's, Zell's and Kelley's continued employment, they received 30,000, 25,000 and 25,000 shares, respectively, of restricted U S WEST common stock in tandem with a grant of 300,000, 250,000 and 250,000 options, respectively, in August of 1998 which cliff vest four years from the date of grant, all pursuant to their 1998 retention agreements. Upon vesting, each executive will only be entitled to receive one of the tandem grants with the other grant being forfeited. These agreements also entitle Messrs. Winn, Zell and Kelley to annual cash payments, which are conditioned on their respective continuous employment until such payments are due. Messrs. Winn, Zell and Kelley each received an annual cash payment of $40,000 in 1999 under such agreements, and each will receive annual cash payments of $60,000 and $100,000, respectively, in 2000 and 2001.

    In order to encourage Ms. Bernard's continued employment, she received 25,000 shares of restricted U S WEST common stock in tandem with a grant of 250,000 options in February of 1999 which cliff vest four years from the date of grant, all pursuant to a 1999 stock and option agreement. Upon vesting, Ms. Bernard will only be entitled to receive one of the tandem grants with the other grant being forfeited.

MODIFICATION OF CHANGE OF CONTROL AGREEMENTS

    In connection with the anticipated merger with Qwest, the Human Resources Committee of the U S WEST Board approved and the U S WEST Board ratified various retention agreements and arrangements for Mr. Trujillo and for certain executive officers (including named executive officers) and certain other key executives and critical employees of U S WEST. The purpose for such retention awards and grants was to provide additional incentives to individuals who are critical to the business both in terms of completing the merger and beyond, and who are likely targets for competitive offers from other companies.

    In order to provide retention incentives for Mr. Trujillo and given the demand for senior executives in the telecommunications industry, the Human Resources Committee approved and the U S WEST Board ratified the terms of a retention agreement with Mr. Trujillo. The retention agreement with Mr. Trujillo modifies the current terms of his change of control agreement and expires on August 31, 2003 or earlier if U S WEST and Qwest cease their efforts to complete the merger. Termination or expiration of the retention agreement will not affect any rights that would have accrued to Mr. Trujillo before the date of termination. Under the retention agreement, Mr. Trujillo agreed (i) not to engage, directly or indirectly, within the United States, in any business that is competitive with U S WEST or the combined company for a period of eighteen months following his separation from employment for any reason and
(ii) for the same period not to solicit or entice away any employee, sales representative or customer from U S WEST or the combined company. This non-compete provision is broader than the non-compete provision in Mr. Trujillo's change of control agreement. Mr. Trujillo also agreed under the retention agreement that mandatory arbitration would apply to all disputes with respect to the retention agreement and to his change of control agreement. In connection with Mr. Trujillo's agreement not to compete, not to solicit and to mandatorily arbitrate any disputes with U S WEST, and to further provide retention incentives for his employment, the Human Resources Committee approved and the U S WEST Board ratified grants of options and restricted stock to Mr. Trujillo that were described in U S WEST's Proxy Statement on Schedule 14A dated March 24, 1999 (the "Merger Proxy Statement").

    The retention agreements for the named executive officers also modify the current terms of their respective change of control agreements and expire on December 21, 2001 or earlier if U S WEST and Qwest cease their efforts to complete the merger. Termination or expiration of the executive officers' retention agreements will also not affect any rights that would have accrued to them before the date of termination or expiration. Under their retention agreements, the named executive officers agreed to mandatory arbitration of all disputes which also would apply to their change of control agreements. In connection with these retention agreements, the Human Resources Committee also approved retention cash awards and option and restricted stock grants to the named executive officers as described in the Merger Proxy Statement.

         REPORT OF HUMAN RESOURCES COMMITTEE ON EXECUTIVE COMPENSATION

HUMAN RESOURCES COMMITTEE

    The Human Resources Committee of the Board of Directors is made up of independent outside Directors who meet regularly to oversee executive compensation and benefits plans. The Human Resources Committee makes every effort to ensure that executive compensation and benefit plans are both appropriately competitive with the marketplace and aligned with your interests as a shareholder. The Human Resources Committee submits reports to the full Board of Directors concerning its activities and decisions. None of the Human Resources Committee's Directors has interlocking or other relationships with other boards or the Company that would call into question his or her independence as a Human Resources Committee member.

COMPENSATION PHILOSOPHY; OVERALL PRINCIPLES

    The Company takes an integrated and managed approach to developing its executive compensation strategy and programs. This approach balances the overall needs of the Company, including its unique business strategies and human resources initiatives. The Human Resources Committee has approved a compensation plan designed to attract, motivate and retain the high-caliber executives needed to achieve the Company's business strategies. The plan rewards those executives for building and enhancing long-term value for Company shareholders.

    Each element of the compensation plan supports the Company's mission, values and culture. The following compensation principles link the individual elements into an integrated compensation strategy:

        (i) creating and maintaining a compensation structure that aligns the interests and concerns of executives with those of shareholders;

        (ii) providing competitive compensation that is comparable to compensation provided by the industry and our peer companies;

       (iii) developing and maintaining customized business unit plans that reflect the unique characteristics of the Company's diversified operations;

        (iv) providing individual compensation that is highly correlated with personal performance and the creation of shareholder value; and

        (v) implementing executive development and succession planning programs to provide for long-term organizational strength and flexibility.

    Overall, the Human Resources Committee believes that the Company's competitive market for executive talent is more comprehensive than those established by industry peer groups to compare shareholder returns, as are set forth on the accompanying Performance Graphs. Accordingly, the population of companies surveyed for compensation data extends beyond the companies included in peer group indices set forth in the Performance Graphs.

    For each component of compensation, the Human Resources Committee targets total compensation to industry median benchmarks of surveyed companies. As a result, superior performance will lead to above-market total compensation delivered through variable-pay components, and less-than-satisfactory performance will result in below-market total compensation.

KEY ELEMENTS

    The key elements of the Company's executive compensation program are base salary, annual incentives, and long-term incentive compensation. In developing an executive's total compensation package, the Human Resources Committee considers each of these key elements, as well as retirement benefits, insurance, and limited perquisites.

BASE SALARY

    The Company has implemented a combined market and performance-based salary structure for its executive employees. Determination of appropriate compensation is based on the following factors:

    - the executive's level of responsibility,

    - the scope and impact of decision-making, and

    - internal and external comparability.

    For purposes of comparability and competitive market pricing, the Company uses annual executive compensation salary surveys that are prepared by nationally recognized independent compensation consulting firms. These surveys encompass the telecommunications industry as well as companies of similar size in other industries. On average, the Company seeks to target executive base salary levels at the median range of the surveyed companies.

    Executive salary reviews generally are conducted on a 12-month cycle. Base salary adjustments may occur at the time of these reviews and depend upon individual performance results, changes in job responsibilities, competitive forces, and/or the overall financial condition of the Company.

    Mr. Trujillo's base salary for 1999 was $900,000. Mr. Trujillo's current base salary places him within the median range of surveyed companies.

SHORT-TERM INCENTIVE COMPENSATION

    The Executive Short-Term Incentive Plan, which was approved by shareholders in May 1994 and ratified as part of the Separation by the Company, provides each named executive officer with the potential to earn annual cash awards based on the achievement of pre-established performance goals. Participants include the Chief Executive Officer and any individual employed by the Company at the end of any calendar year who appears in the Summary Compensation Table of the Annual Proxy Statement to Shareholders. The cash bonus pool from which the Company pays the bonuses for the Chief Executive Officer and the other named executive officers is limited to 0.25% of "Cash Provided by Operating Activities" for the annual performance period. The Human Resources Committee may pay any portion of this pool based on various factors, including the Company's performance relative to pre-set financial, strategic and customer goals, as well as individual performance goals. Any amount of the cash bonus pool not paid in this manner may be added, at the Human Resources Committee's sole discretion, to the cash bonus pool that is available for any subsequent year or combination of years. The Human Resources Committee has elected not to add unpaid portions of the cash bonus pool to the bonus pool for future years.

    The pre-set performance goals for 1999 were based on various factors including the Company's net cash flow, operating income, revenue, service and independent customers' analysis of the reputation of the Company (CVA or Customer Value Analysis).

    In determining the amount to be paid to Mr. Trujillo in connection with 1999 performance goals, the Human Resources Committee considered the above-mentioned pre-set performance goals for the Company and individual performance.
Mr. Trujillo received Executive Short-Term Incentive Plan compensation of $1,025,000, or 113% of his 1999 base salary.

LONG-TERM INCENTIVE COMPENSATION

    For 1999, the Company's long-term incentive compensation program was comprised of stock options issued under the U S WEST 1998 Stock Plan and performance-based Dividend Equivalent Units previously issued under Long-Term Incentive Plans approved in prior years. Shareholders have previously approved all three plans.

    During the past year, the combination of stock options and performance-based long-term incentive opportunities provided a strategic mix of equity-based incentives that:

    - continues to focus performance on the attainment of long-term strategic objectives;

    - provides an incentive to the executives to increase total shareholder return; and

    - provides continuity throughout the officer team by rewarding long-term commitment to the Company.

THE LONG-TERM INCENTIVE PLAN

    New grants of Dividend Equivalent Units under the Long-Term Incentive Plan were suspended in 1999; however payouts were made for Dividend Equivalent Units issued under that plan in prior years.

    In general, the Human Resources Committee has assigned dividend equivalent units to participants in the Long-Term Incentive Plan at the beginning of each performance period. A "Dividend Equivalent Unit" equaled the regular cash dividends, if any, that are paid on our common stock that is paid during a performance period under the Long-Term Incentive Plan. The Long-Term Incentive Plan includes a three-year performance period that ended on December 31, 1999. At the conclusion of each performance period, participants may receive a percentage of the product of their respective dividend equivalent units times the total value of dividends paid during the performance period on one share of our common stock. The percentage, which for the 1997-1999 performance period could not exceed 100%, is determined pursuant to a performance formula established by the Human Resources Committee. This formula is based on one or more of the Company's financial results, productivity and efficiency measures, customer service, stock performance and employee and management satisfaction measures. Under this formula, Mr. Trujillo received 13,731 shares of our common stock worth $974,043.

STOCK OPTIONS

    In general, the Human Resources Committee has elected to grant stock options annually. The Company's stock option grants are designed to deliver, together with other long-term incentives, the opportunity for the executive to earn a market-based percentage of salary dependent on future stock performance. In determining the current year's stock option grants, the Human Resources Committee may take into consideration prior years' grants and circumstances.

    Stock options granted during 1999 have an exercise price equal to the market price of our common stock on the date of grant and carry a ten-year term and, except in the retention grants described below, vest in one-third increments beginning one year from the grant date.

    In 1999, Mr. Trujillo received a stock option grant of 400,000 shares of common stock. The Human Resources Committee believes that the grant to Mr. Trujillo in 1999 is consistent with its total compensation philosophy to link a substantial portion of the Chief Executive Officer's compensation directly with the long-term value created for shareholders. In addition, Mr. Trujillo's option grant is consistent with the average grants made to peer company chief executive officers as determined by market survey data. In connection with our proposed merger with Qwest, Mr. Trujillo also received three million stock options (one million in August 1999 and two million in January 2000) as a special incentive grant that will incrementally vest over four years from the August 1999 grant date.

RESTRICTED STOCK

    In connection with the proposed merger with Qwest, Mr. Trujillo also received 300,000 shares of restricted stock which will vest, contingent upon the merger closing, 50 percent after two years, 75 percent after three years and 100% after four years. For a further discussion of the terms of Mr. Trujillo's retention grants, please refer to the Merger Proxy Statement.

DEDUCTIBILITY OF COMPENSATION; TAX CODE CONCERNS

    The Human Resources Committee has carefully considered Section 162 (m) of the Internal Revenue Code of 1986 and believes the Company's pay-for-performance practices ensure that executive compensation is strongly tied to performance. The Human Resources Committee believes it is in the best interests of the Company and its shareholders to comply with the tax law while still preserving the flexibility to reward executives consistent with the Company's pay philosophy for each compensation element. The Human Resources Committee is obligated to the Board of Directors and shareholders to recognize and reward performance that increases the value of the Company. Accordingly, the Human Resources Committee will exercise its discretion in those instances where tax law considerations would compromise the interests of the shareholders.

STOCK OWNERSHIP GUIDELINES

    To encourage further growth in shareholder value, the Board of Directors has approved stock ownership targets for the Company's executive officers. The Board of Directors established these targets because it believes that a significant level of stock ownership provides a powerful incentive to executive officers to manage the Company as owners. On an annual basis, the Human Resources Committee reviews executive officers' stock ownership and, at its discretion, may consider such ownership in the granting of restricted shares and stock options.

    The target ownership level for the Chairman and Chief Executive Officer equals 5 times his base salary. At the end of 1999, Mr. Trujillo held common stock valued at approximately 68 times his 1999 salary.

CONCLUSION

    It is the Human Resources Committee's opinion that the Company's integrated executive compensation strategy aligns the Company's executive compensation practices with corporate performance and your best interests as a shareholder. The strategy does so by ensuring both the continuity and ongoing development of a strong leadership team that is fully in line with our shareholders. We trust this letter and the accompanying tables and graphs will help you understand further the Company's compensation philosophy, programs and actions.

    U S WEST, Inc. Human Resources Committee of the Board of Directors:

           Frank Popoff (Chairman)
           Hank Brown
           Jerry J. Colangelo
           Manuel A. Fernandez

                     STOCKHOLDER RETURN PERFORMANCE GRAPHS

    The graph and chart below compares the yearly change in cumulative total stockholder return on our common stock since the Separation and Communications Group targeted stock from October 31, 1995 to the Separation, including the reinvestment of dividends, with the return on the Standard & Poor's 500 Stock Index, the S&P Telecommunications Index, and a customized peer group (the "Communications Peer Group") that includes companies that offer communications services, including local telephone services, to business and residential customers in domestic geographic markets. The performance graph shows the return of $100 invested in Communications Group targeted stock on October 31, 1995, and reflects a return for (i) Communications Group targeted stock from October 31, 1995 to the Separation, which occurred on June 12, 1998, and (ii) U S WEST common stock for periods after the Separation to December 31, 1999. In accordance with the Separation, holders of Communications Group targeted stock received one share of U S WEST common stock for each share of Communications Group targeted stock.

               COMPARISON OF 50-MONTH CUMULATIVE TOTAL RETURN(A)
           AMONG U S WEST/COMMUNICATIONS GROUP, S&P 500 STOCK INDEX,
       S&P TELECOMMUNICATIONS INDEX(B), AND COMMUNICATIONS PEER GROUP(C)

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                                         OCT-95  DEC-95  DEC-96  DEC-97  DEC-98  DEC-99
U S WEST/Communications Group              $100    $124    $120    $177    $265    $308
S&P 500                                    $100    $107    $131    $174    $224    $271
S&P Telecommunications Index Weighted      $100    $110    $111    $155    $227    $240
Communications Peer Group - Weighted       $100    $109    $111    $155    $224    $237

                                                    OCT-95     DEC-95     DEC-96     DEC-97     DEC-98     DEC-99
                                                   --------   --------   --------   --------   --------   --------
U S WEST/Communications Group....................    $100       $124       $120       $177       $265       $308
S&P 500..........................................     100        107        131        174        224        271
S&P Telecommunications Index--Weighted...........     100        110        111        155        227        240
Communications Peer Group--Weighted..............     100        109        111        154        224        237

------------------------

Notes.

(a) Total return assumes the reinvestment of dividends.

(b) Consists of returns weighted by market capitalization of Alltel, Bell Atlantic, BellSouth, Centurytel, GTE and SBC Communications.

(c) Consists of returns weighted by market capitalization of Alltel, BellSouth, GTE, Nynex, Pacific Telesis, SBC Communications and Southern New England Telecommunications. Pacific Telesis, Southern New England Telecommunications and Ameritech were acquired by SBC Communications on April 1, 1997;
    October 26, 1998; and October 8, 1999, respectively. The total shareholder returns of the acquired companies parallel that of SBC Communications after such dates. Nynex was acquired by Bell Atlantic on August 14, 1997. The total shareholder return of Nynex parallels that of Bell Atlantic after such date. Frontier and Cincinnati Bell, both companies contained in last year's peer group, were acquired by companies outside of the peer group and thus omitted from this year's total shareholder return calculation.

    Assumes $100 invested on October 31, 1995 in Communications Group targeted stock, the Standard & Poor's 500 Stock Index, the S&P Telecommunications Index, and the Communications Peer Group.

    The graph and chart below compares the quarterly change in cumulative total stockholder return on our common stock since the Separation, including the reinvestment of dividends, with the return on the Standard & Poor's 500 Stock Index, the S&P Telecommunications Index, and the Communications Peer Group. The performance graph shows the return of $100 invested in our common stock for monthly periods after the Separation to December 31, 1999.

               COMPARISON OF 18-MONTH CUMULATIVE TOTAL RETURN(A)
                      AMONG U S WEST, S&P 500 STOCK INDEX,
       S&P TELECOMMUNICATIONS INDEX(B), AND COMMUNICATIONS PEER GROUP(C)

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                                  S&P          COMMUNICATIONS
                           Telecommunications     Peer Group-
                               Index-Weighted        Weighted
        U S WEST  S&P 500
Jun-98      $100     $100                $100            $100
Sep-98      $113      $90                $108            $107
Dec-98      $141     $109                $133            $133
Mar-99      $121     $115                $121            $120
Jun-99      $130     $123                $147            $148
Sep-99      $128     $115                $142            $143
Dec-99      $163     $132                $141            $138

                                             JUN-98     SEP-98     DEC-98     MAR-99     JUN-99     SEP-99     DEC-99
                                            --------   --------   --------   --------   --------   --------   --------
U S WEST..................................    $100       $113       $141       $121       $130       $128       $163
S&P 500...................................     100         90        109        115        123        115        132
S&P Telecommunications Index--Weighted....     100        108        133        121        147        142        141
Communications Peer Group--Weighted.......     100        107        133        120        148        143        138

------------------------

Notes.

(a) Total return assumes the reinvestment of dividends.

(b) Consists of returns weighted by market capitalization of Alltel, Bell Atlantic, BellSouth, Centurytel, GTE, and SBC Communications.

(c) Consists of returns weighted by market capitalization of Alltel, Ameritech, Bell Atlantic, BellSouth, GTE, Nynex, Pacific Telesis, SBC Communications and Southern New England Telecommunications. Pacific Telesis, Southern New England Telecommunications and Ameritech were acquired by SBC Communications on April 1, 1997; October 26, 1998; and October 8, 1999, respectively. The total shareholder returns of the acquired companies parallel that of SBC Communications after such dates. Nynex was acquired by Bell Atlantic on August 14, 1997. The total shareholder return of Nynex parallels that of Bell Atlantic after such date. Frontier and Cincinnati Bell, both companies contained in last year's peer group, were acquired by companies outside of the peer group and thus omitted from this year's total shareholder return calculation.

    Assumes $100 invested on June 30, 1998 in our common stock, the Standard & Poor's 500 Stock Index, the S&P Telecommunications Index, and the Communications Peer Group.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth the information concerning shares of common stock beneficially owned by each Director and named executive officer of U S WEST as of December 31, 1999 (or as of such other date as may be specified) and by the Directors and executive officers of U S WEST as a group. These shares represent less than one percent of the outstanding shares of U S WEST common stock. Fractional shares have been rounded to the nearest whole share.

                                                      SHARES SUBJECT
                                                       TO OPTIONS**                          SHARE EQUIVALENTS
                                    TOTAL NUMBER       (INCLUDED IN                          HELD IN DEFERRED
             NAME                    OF SHARES*           TOTAL)       SAVINGS PLAN/ESOP   COMPENSATION PLANS***
             ----                ------------------   --------------   -----------------   ---------------------
Linda G. Alvarado..............          20,986(1)         10,000               --                  2,740
Craig R. Barrett...............          32,072(1)         10,000               --                     --
Betsy J. Bernard...............          67,313            33,832               --                  5,694
Hank Brown.....................          20,464(2)         10,000               --                  2,916
Jerry J. Colangelo.............          21,273(1)         10,000               --                     --
Manuel A. Fernandez............           9,601(3)             --               --                  1,690
George J. Harad................          23,885(1)(4)      13,000               --                  3,976
Peter S. Hellman...............          21,386(1)         10,000               --                  2,721
John A. Kelley, Jr.............         132,305            82,995              839                    518
Marilyn C. Nelson..............          32,386(1)(5)      22,000               --                 10,502
Frank Popoff...................          39,470(1)         16,000               --                  1,385
Solomon D. Trujillo............         909,355(6)        558,890            3,030                 15,801
Gregory M. Winn................         159,175           106,564(7)         4,524                  3,937
Joseph R. Zell.................          99,535            59,550            1,632                    667
All Directors and executive
  officers of U S WEST (as a
  group).......................       1,922,430         1,187,259           23,167                 68,525

------------------------

* Includes shares subject to acquisition through exercise of stock options within 60 days and equivalent Savings Plan/ESOP shares.

** Shares subject to acquisition through exercise of stock options within 60 days.

*** Includes units denominated as common share equivalents held in deferred compensation accounts.

(1) Includes 8,700 unvested shares of restricted stock granted as part of director compensation.

(2) Includes 7,887 unvested shares of restricted stock granted as part of director compensation.

(3) Includes 8,700 unvested shares of restricted stock granted as part of director compensation.

(4) Includes 40 shares subject to shared voting and investment power.

(5) Includes 3,002 shares subject to shared voting and investment power.

(6) Includes 300,000 shares of restricted U S WEST common stock as part of the August 1999 merger retention plan.

(7) Includes 2,250 shares subject to options held by spouse.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The following table sets forth, as of December 31, 1999, information with respect to each person who was known by U S WEST (based upon a review of schedules and reports filed with the Securities and Exchange Commission (the "Commission")) to be the beneficial owner of more than 5% of U S WEST's common stock.

                                                                                     REPORTED
            NAME AND ADDRESS OF BENEFICIAL OWNER              NUMBER OF SHARES   PERCENT OF CLASS
            ------------------------------------              ----------------   ----------------
Capital Research and Management Company.....................     45,304,700             9.0%
  333 South Hope Street
  Los Angeles, California 90071-1447
State Street Bank and Trust Company,........................     31,828,145            6.28%
  as trustee for the U S WEST Savings Plan/ESOP
  225 Franklin Street
  Boston, Massachusetts 02110

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers, and persons who own more than 10% of our common stock, to file with the Commission, the New York Stock Exchange and the Pacific Exchange reports of ownership and changes in ownership of common stock and other equity securities of the Company. Executive officers, Directors and greater than 10% shareholders are required by Commission regulation to furnish to us copies of all Section 16(a) forms they file.

    Based solely on a review of the copies of Section 16(a) forms furnished to us and written representations that no other filings were required, U S WEST believes that all Commission filing requirements applicable to its executive officers, Directors and greater than 10% shareholders were complied with for 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    ALVARADO CONSTRUCTION INC. ("ALVARADO CONSTRUCTION"). In February 2000, one of the Company's subsidiaries entered into a master professional services agreement with Alvarado Construction to provide project management services for certain of our high speed data initiatives and buildouts. Linda G. Alvarado is the President and Chief Executive Officer of Alvarado Construction and is a member of the Company's Board of Directors. The agreement expires in February 2002 and specific projects will be evidenced by separate statements of work. As of the filing of this Annual Report on Form 10-K, one statement of work (and associated work order) had been entered into between the parties for an amount of approximately $1.5 million. The engagement of Alvarado Construction was approved by the Company's Board of Directors, and management believes that the engagement has been structured on an arm's-length basis.

    For a discussion of other related transactions required to be disclosed under this item, you should refer to Note 13 of the consolidated financial statements on page F-26.

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

(a) Documents filed as part of this report:

                                                                          PAGE
                                                                          ----
(i)   Report of Independent Public Accountants....................        F-1
(ii)  Consolidated Financial Statements:
      Consolidated Statements of Income for the years ended
        December 31, 1999, 1998 and 1997..........................    F-2 and F-3
      Consolidated Balance Sheets as of December 31, 1999 and
        1998......................................................        F-4
      Consolidated Statements of Cash Flows for the years ended
        December 31, 1999, 1998 and 1997..........................        F-5
      Consolidated Statements of Stockholders' Equity.............        F-6
      Notes to Consolidated Financial Statements and Supplementary
        Data......................................................  F-7 through F-29
(iii) Consolidated Financial Statement Schedule:
      Report of Independent Public Accountants....................        F-30
      Schedule II--Valuation and Qualifying Accounts..............        F-31

Financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

(b) Reports on Form 8-K:

    U S WEST filed the following reports on Form 8-K during the fourth quarter of 1999 and through the filing of this Form 10-K:

    (i) Form 8-K dated October 22, 1999 providing notification of the release of third quarter earnings of U S WEST.

    (ii) Form 8-K dated November 2, 1999 providing notification of a press release announcing results of the November 2, 1999 special shareholders meeting regarding the Qwest Merger.

   (iii) Form 8-K dated January 4, 2000 providing notification of a press release announcing the Global Crossing Shares Monetization.

    (iv) Form 8-K dated January 26, 2000 providing notification of the release of fourth quarter earnings of U S WEST.

    (v) Form 8-K dated February 29, 2000 providing notification of a press release announcing our Chairman, President and Chief Executive Officer's decision not to join Qwest upon the completion of the merger.

(c) Exhibits:

    Exhibits identified in parentheses below are on file with the Commission and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

       EXHIBIT
       NUMBER
---------------------
        (2-A)                  -- Separation Agreement between U S WEST, Inc. (renamed
                                  "MediaOne Group, Inc.") and U S WEST, Inc. (formerly USW-C,
                                  Inc.), dated June 5, 1998 (Exhibit 99.1 to Form 8-K/A dated
                                  June 26, 1998, File No. 1-14087).

       (2-A.1)                 -- Amendment to the Separation Agreement between MediaOne
                                  Group, Inc. (formerly U S WEST, Inc.) and U S WEST, Inc.
                                  (formerly USW-C, Inc.) dated June 12, 1998 (Exhibit 10(p) to
                                  Form 10-K/A for the year ended December 31, 1998, File
                                  No. 1-14087).

       (2-A.2)                 -- Offer to Purchase; Letter of Transmittal relating to the
                                  Common Stock; Letter to Brokers, Dealers, Commercial Banks,
                                  Trust Companies and Other Nominees; Letter from Brokers,
                                  Dealers, Commercial Banks, Trust Companies and Other
                                  Nominees to Clients, Notices of Guaranteed Delivery relating to the Common Stock; Press Release issued by the Offeror and the Company on May 17, 1999; and Guidelines for Certificate
                                  of Taxpayer Identification Number on Substitute Form W-9,
                                  each dated May 21, 1999 (Exhibits (a)(1) through (a)(7) to
                                  Schedule 14D-1, dated May 21, 1999, as amended).

       (2-A.3)                 -- Agreement and Plan of Merger, dated as of May 16, 1999, between Global Crossing Ltd. and U S WEST, Inc. (Exhibit 2 to Form 8-K, dated May 21, 1999, File No. 1-14087).

       (2-A.4)                 -- Tender Offer and Purchase Agreement, dated as of May 16,
                                  1999, between Global Crossing Ltd. and U S WEST, Inc.
                                  (Exhibit (c)(2) to Schedule 14D-1 and Schedule 13-D, dated
                                  May 21, 1999, as amended).

       (2-A.5)                 -- Voting Agreement, dated as of May 16, 1999, between Global
                                  Crossing Ltd. and U S WEST, Inc. (Exhibit (c)(3) to Schedule
                                  14D-1 and Schedule 13D, dated May 21, 1999, as amended).

       (2-A.6)                 -- Standstill Agreement, dated as of May 16, 1999, between
                                  Global Crossing Ltd. and U S WEST, Inc. (Exhibit (c)(4) to
                                  Schedule 14D-1 and Schedule 13D, dated May 21, 1999, as
                                  amended).

       EXHIBIT
       NUMBER
---------------------
       (2-A.7)                 -- Tender and Voting Agreement, dated as of May 16, 1999,
                                  between U S WEST, Inc., Global Crossing Ltd. and each of the parties listed on the signature page thereto
                                  (Exhibit (c)(5) to Schedule 14D-1 and Schedule 13D, dated
                                  May 21, 1999, as amended).

       (2-A.8)                 -- Agreement, dated as of May 16, 1999, between Global Crossing
                                  Ltd. and each person whose name appears on the signature
                                  page thereto (Exhibit (c)(6) to Schedule 14D-1 and Schedule
                                  13D, dated May 21, 1999, as amended).

       (2-A.9)                 -- Letter Agreement, dated as of May 16, 1999, between
                                  U S WEST, Inc. and Global Crossing Ltd. (Exhibit 99 to
                                  Form 8-K, dated May 21, 1999, File No. 1-14087).

      (2-A.10)                 -- Transfer Agreement, dated as of May 16, 1999, between Global
                                  Crossing Ltd. and each person whose name appears on the
                                  signature page thereto (Exhibit (c)(8) to Schedule 14D-1 and
                                  Schedule 13D, dated May 21, 1999, as amended).

      (2-A.11)                 -- Agreement and Plan of Merger between U S WEST, Inc. and
                                  Qwest Communications International Inc., dated as of
                                  July 18, 1999 and amended by Amendment No. 1, dated as of
                                  September 8, 1999 (Annex A to Schedule 14A dated
                                  September 17, 1999).

      (2-A.12)                 -- Voting Agreement among each of the stockholders listed on the signature page thereto and U S WEST, Inc., dated as of
                                  July 18, 1999 (Exhibit 10.1 to Form 8-K, dated July 20,
                                  1999, File No. 1-14087).

      (2-A.13)                 -- Termination Agreement between U S WEST, Inc. and Global
                                  Crossing Ltd., dated as of July 18, 1999 (Exhibit 10.2 to
                                  Form 8-K, dated July 20, 1999, File No. 1-14087).

      (2-A.14)                 -- Amendment No. 1, dated as of July 18, 1999, to Tender Offer and Purchase Agreement, dated as of May 16, 1999, between
                                  U S WEST, Inc. and Global Crossing Ltd. (Exhibit 2-A.14 to
                                  Form 10-Q for the quarter ended June 30, 1999, File No.
                                  1-14087).

        (3-A)                  -- Restated Certificate of Incorporation of U S WEST, Inc.
                                  (Exhibit 3(A) to Form S-4/A Registration Statement No.
                                  333-45765, filed March 18, 1998).

        (3-B)                  -- Bylaws of U S WEST, Inc. effective as of June 12, 1998
                                  (Exhibit 3(ii) to Form 8-K/A dated June 26, 1998, File
                                  No. 1-14087).

       (4-A.1)                 -- Amendment No. 1 to Rights Agreement between U S WEST, Inc.
                                  and State Street Bank and Trust Company, dated as of
                                  May 16, 1999 (Exhibit 4 to Form 8-K, dated May 21, 1999,
                                  File No. 1-14087).

       (4-A.2)                 -- Amendment No. 2 to Rights Agreement between U S WEST, Inc.
                                  and State Street Bank and Trust Company, dated as of
                                  July 18, 1999 (Exhibit 4-A.2 to Form 10-Q for the quarter
                                  ended June 30, 1999, File No. 1-14087).

       (4-A.3)                 -- Registration Rights Agreement, dated August 20, 1999,
                                  between U S WEST Capital Funding, Inc., U S WEST, Inc., J.P.
                                  Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner &
                                  Smith Incorporated (Exhibit 4-A.3 to Form S-4 Registration
                                  Statement No. 333-92523, filed December 10, 1999).

        (4-B)                  -- Indenture, dated as of June 29, 1998, by and among
                                  U S WEST Capital Funding, Inc., U S WEST, Inc. and The First
                                  National Bank of Chicago (now known as Bank One Trust
                                  Company, National Association) as Trustee (Exhibit 4(a) to
                                  Form 8-K dated November 18, 1998, File No. 1-14087).

       (10-A)                  -- Employee Matters Agreement between U S WEST, Inc. (renamed
                                  MediaOne Group, Inc.) and USW-C, Inc. (renamed U S WEST,
                                  Inc.), dated June 5, 1998 (Exhibit 99.2 to Form 8-K/A dated
                                  June 26, 1998, File No. 1-14087).

       EXHIBIT
       NUMBER
---------------------
       (10-B)                  -- Tax Sharing Agreement between U S WEST, Inc. (renamed
                                  MediaOne Group, Inc.) and USW-C, Inc. (renamed U S WEST,
                                  Inc.), dated June 5, 1998 (Exhibit 99.3 to Form 8-K/A dated
                                  June 26, 1998, File No. 1-14087).

       (10-C)                  -- 364-Day Credit Agreement, dated May 8, 1998, with Morgan
                                  Guaranty Trust Company of New York, as Administrative Agent
                                  (Exhibit 10A to Form 10-Q for the quarter ended March 31,
                                  1998, File No. 1-14087).

       (10-D)                  -- Five Year Credit Agreement, dated May 8, 1998, with Morgan
                                  Guaranty Trust Company of New York, as Administrative Agent
                                  (Exhibit 10B to Form 10-Q for the quarter ended March 31,
                                  1998, File No. 1-14087).

      (10-D.1)                 -- Amendment No. 1 to Credit Agreements dated as of June 30,
                                  1998 to the 364-Day Credit Agreement and the Five Year
                                  Credit Agreement, each dated as of May 8, 1998, among
                                  U S WEST Capital Funding, Inc., U S WEST, Inc., the banks
                                  listed on the signature pages thereto and Morgan Guaranty
                                  Trust Company of New York (Exhibit 10(e)(1) to Form 10-Q for
                                  the quarter ended September 30, 1998, File No. 1-14087).

      (10-D.2)                 -- Amended and Restated Credit Agreement, dated as of May 7,
                                  1999, among U S WEST Capital Funding, Inc., U S WEST, Inc.
                                  and the banks listed on the signature pages thereof
                                  (Exhibit (b)(4) to Schedule 14D-1 and Schedule 13D, dated
                                  May 21, 1999, as amended).

      (10-D.3)                 -- Amendment to Credit Agreements, dated as of June 11, 1999, which further amends (i) the 364-Day Credit Agreement dated as of May 8, 1999, as amended and (ii) the Five Year Credit
                                  Agreement dated as of May 8, 1998, as amended, among U S
                                  WEST Capital Funding, Inc., U S WEST, Inc., the banks listed on the signature pages thereto, and Morgan Guaranty Trust
                                  Company of New York (Exhibit 10-D.3 to Form 10-Q for the
                                  quarter ended June 30, 1999, File No. 1-14087).

       (10D.4)                 -- 364-Day $1.5 billion Credit Agreement dated as of June 11,
                                  1999, among U S WEST Capital Funding, Inc., U S WEST,
                                  Inc., the banks listed therein and Morgan Guaranty Trust
                                  Company of New York, as administrative agent
                                  (Exhibit (b)(6) to Amendment No. 3 to Schedule 14D-1 and
                                  Schedule 13D, dated June 11, 1999, filed on behalf of Global
                                  Crossing Ltd. and U S WEST, Inc.).

      (10-D.5)                 -- Assignment and Assumption Agreement among each institution listed on Schedule 1 thereto, U S WEST, Inc. and Morgan
                                  Guaranty Trust Company of New York, dated as of July 6, 1999
                                  (Exhibit 10-D.5 to Form 10-Q for the quarter ended June 30,
                                  1999, File No. 1-14087).

       (10-E)                  -- 364-Day Credit Agreement, among the banks listed therein,
                                  U S WEST Communications, Inc. and Morgan Guaranty Trust
                                  Company of New York, as administrative agent, dated as of
                                  May 19, 1999 (Exhibit 10-E to Form 10-Q for the quarter
                                  ended June 30, 1999, File No. 1-14087).

       (10-F)                  -- Amendment No. 1 to the 364-Day Credit Agreement, dated as of
                                  May 19, 1998, among U S WEST Communications, Inc.,
                                  U S WEST, Inc., the banks listed on the signature pages
                                  thereto and Morgan Guaranty Trust Company of New York, as
                                  administrative agent, dated as of June 11, 1999
                                  (Exhibit 10-F to Form 10-Q for the quarter ended June 30,
                                  1999, File No. 1-14087).

       (10-G)*                 -- Change of Control Agreement for the President and Chief
                                  Executive Officer of U S WEST, Inc. (Exhibit 10(f) to
                                  Form 10-Q for the quarter ended June 30, 1998, File
                                  No. 1-14087).

       EXHIBIT
       NUMBER
---------------------
      (10-G.1)*                -- Retention Agreement for the Chairman, Chief Executive
                                  Officer and President of U S WEST, Inc., dated as of
                                  September 7, 1999 (Exhibit 10-G.1 to Form 8-K dated
                                  September 20, 1999, File No. 1-14087).

       (10-H)*                 -- Form of Change of Control Agreement for Tier II Executives
                                  of U S WEST, Inc. (Exhibit 10(g) to Form 10-Q for the
                                  quarter ended June 30, 1998, File No. 1-14087).

      (10-H.1)*                -- Form of Retention Agreement for Executive Officers of
                                  U S WEST, Inc. (Exhibit 10-H.1 to Form 8-K dated
                                  September 20, 1999, File No. 1-14087).

       (10-I)*                 -- Form of Executive Severance Agreement (Exhibit 10(h) to
                                  Form 10-Q for the quarter ended June 30, 1998, File No.
                                  1-14087).

       (10-J)*                 -- 1998 U S WEST Stock Plan (Exhibit 10-A to the Form S-4
                                  Registration Statement No. 333-45765, filed February 6,
                                  1998, as amended).

       (10-K)*                 -- U S WEST Long-Term Incentive Plan (Exhibit 10-D to the
                                  Form S-4 Registration Statement No. 333-45765, filed
                                  February 6, 1998, as amended).

       (10-L)*                 -- U S WEST Executive Short-Term Incentive Plan (Exhibit 10-E
                                  to the Form S-4 Registration Statement No. 333-45765, filed
                                  February 6, 1998, as amended).

       (10-M)*                 -- U S WEST 1998 Broad Based Stock Option Plan dated June 12,
                                  1998 (Exhibit 10(l) to Form 10-Q for the quarter ended
                                  September 30, 1998, File No. 1-14087).

       (10-N)*                 -- U S WEST Deferred Compensation Plan, amended and restated
                                  effective as of June 12, 1998 (Exhibit 10(m) to Form 10-Q
                                  for the quarter ended September 30, 1998, File
                                  No. 1-14087).

       (10-O)*                 -- U S WEST 1998 Stock Plan, as amended June 22, 1998
                                  (Exhibit 10(n) to Form 10-Q for the quarter ended
                                  September 30, 1998, File No. 1-14087).

      (10-O.1)*                -- 1998 U S WEST Stock Plan, as amended August 6, 1999
                                  (Exhibit 10-O.1 to Form 10-Q for the quarter ended
                                  September 30, 1999, File No. 1-14087).

      (10-O.2)*                -- 1999 U S WEST Stock Plan as amended August 6, 1999
                                  (Exhibit 10-O.2 to Form 10-Q for the quarter ended
                                  September 30, 1999, File No. 1-14087).

       (10-P)*                 -- Shareowner Investment Plan dated June 12, 1998 (Form S-3
                                  Registration Statement No. 333-52781, filed May 15, 1998).

       (10-Q)*                 -- Form of Non-Qualified Stock Option Agreement (Exhibit 10-Q
                                  to Form 10-Q for the quarter ended March 31, 1999, File No.
                                  1-14087).

       (10-R)                  -- Form of Agreement for Purchase and Sale of Telephone
                                  Exchanges, dated as of June 16, 1999, between Citizens
                                  Utilities Company and U S WEST Communications, Inc.
                                  (Exhibit 99 to Form 8-K, dated June 17, 1999, File No.
                                  1-14087).

         12                    -- Computation of Ratio of Earnings to Fixed Charges.

         18                    -- Preferability Letter on Change of Accounting Principles.

         21                    -- Subsidiaries of the Registrant.

         23                    -- Consent of Arthur Andersen LLP.

         24                    -- Powers of Attorney.

         27                    -- Financial Data Schedule.

        (99)                   -- Annual Report on Form 11-K for the U S WEST Savings
                                  Plan/ESOP for the year ended December 31, 1999 to be filed by amendment to this Form 10-K.

------------------------

(*) Executive Compensation Plans and Arrangements

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 3, 2000.

                                                       U S WEST, Inc.

                                                       By:                        /s/ ALLAN R. SPIES
                                                                      ------------------------------------------
                                                                                    Allan R. Spies
                                                                             EXECUTIVE VICE PRESIDENT AND
                                                                               CHIEF FINANCIAL OFFICER

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

PRINCIPAL EXECUTIVE OFFICER

/S/ Solomon D. Trujillo                        President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

/S/ Allan R. Spies                             Executive Vice President and Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/S/ Janet K. Cooper                            Vice President-Finance and Controller

DIRECTORS:

/S/ Solomon D. Trujillo                        Chairman of the Board

/S/ Linda G. Alvarado

/S/ Craig R. Barrett

/S/ The Honorable Hank Brown

/S/ Jerry J. Colangelo

/S/ Manuel A. Fernandez

/S/ George J. Harad

/S/ Peter S. Hellman

/S/ Marilyn C. Nelson

/S/ Frank Popoff

Dated: March 3, 2000

ITEM 6. SELECTED FINANCIAL DATA

                                                          YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1999     1998(5)    1997(5)      1996       1995
                                            --------   --------   --------   --------   --------
                                               (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues..................................  $ 13,182   $ 12,395   $ 11,521   $ 11,168   $ 10,508
Operating expenses........................     9,845      9,346      8,745      8,356      7,931
Operating income..........................     3,337      3,049      2,776      2,812      2,577
Income before extraordinary item and
  cumulative effect of change in
  accounting principle(1).................     1,102      1,508      1,527      1,501      1,431
Net income(2,3)...........................     1,342      1,508      1,524      1,535      1,423
Historical earnings per share:(4)
    Basic.................................      2.66       3.05       3.16       3.21       3.02
    Diluted...............................      2.63       3.02       3.12       3.17       2.98
Average common shares outstanding
  (thousands):
    Basic.................................   504,423    494,395    482,751    477,549    470,716
    Diluted...............................   509,306    498,798    491,232    488,591    481,933
Dividends per common share(4).............  $   2.36   $   2.14   $   2.14   $   2.14   $   2.14
Total assets..............................    23,216     18,407     17,667     17,279     16,960
Total debt................................    13,071      9,919      5,715      6,545      6,782
Debt to total capital ratio...............      91.2%      92.9%      56.7%      61.6%      65.0%
Capital expenditures......................  $  4,218   $  2,905   $  2,672   $  2,831   $  2,770
Telephone network access lines in service
  (thousands).............................    17,009     16,601     16,033     15,424     14,795
Billed access minutes of use (millions):
  Interstate..............................    61,854     58,927     55,362     52,039     47,801
  Intrastate..............................    13,022     12,366     11,729     10,451      9,504
Total employees...........................    58,272     54,483     51,110     51,477     54,552
Telephone company employees...............    46,352     46,310     43,749     45,427     47,934
Telephone company employees per 10,000
  access lines............................      27.3       27.9       27.3       29.5       32.4

------------------------------

(1) 1999 income includes terminated merger-related expenses of $282 ($0.56 per diluted share) related to the Global Crossing merger termination, a loss of $225 ($0.44 per diluted share) on the sale of shares of Global Crossing common stock and a charge of $34 ($0.07 per diluted share) on the decline in the market value of derivative financial instruments. 1998 income includes Separation expenses of $68 ($0.13 per diluted share) associated with the Separation of Old U S WEST into two independent companies and an asset impairment charge of $21 ($0.04 per diluted share). 1997 income includes a $152 regulatory charge ($0.31 per diluted share) related primarily to the 1997 Washington State Supreme Court ruling that upheld a Washington rate order, a gain of $32 ($0.07 per diluted share) on the sale of the Company's 1/7th interest in Bell Communications Research, Inc. ("Bellcore") and a gain of $48 ($0.10 per diluted share) on the sales of local telephone exchanges. 1996 income includes a gain of $36 ($0.07 per diluted share) on the sales of local telephone exchanges and the current effect of $15 ($0.03 per diluted share) from adopting Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." 1995 income includes a gain of $85 ($0.18 per diluted share) on the sales of local telephone exchanges and costs of $8 ($0.02 per diluted share) associated with the 1995 Recapitalization discussed in footnote 4 below.

(2) 1999 net income includes $240 ($0.47 per diluted share) for the cumulative effect of a change in accounting principle related to recognizing directory publishing revenues and expenses from the "deferral method" to the "point of publication" method. See Note 2 to the consolidated financial statements. 1997 net income was reduced by an extraordinary charge of $3 ($0.01 per diluted share) for the early extinguishment of debt. 1996 net income includes a gain of $34 ($0.07 per diluted share) for the cumulative effect of the adoption of FAS No. 121. 1995 net income was reduced by an extraordinary charge of $8 ($0.02 per diluted share) for the early extinguishment of debt.

(3) For 1998, pro forma net income, assuming the incremental interest expense associated with the Dex Indebtedness was incurred from the beginning of the year through the Separation and approximately 16,341,000 shares of common stock (net of the redemption of approximately 305,000 fractional shares) issued in connection with the Dex Alignment had been issued at the beginning of the year, would have been $1,436 ($2.86 per basic share or $2.84 per diluted share).

(4) The historical average shares outstanding assume a one-for-one conversion of historical Communications Group common shares outstanding into shares of U S WEST as of the Separation date. The 1998 historical average common shares outstanding include the issuance of approximately 16,341,000 shares of common stock (net of redemption of approximately 305,000 fractional shares) issued in connection with the Dex Alignment. Effective November 1, 1995, each share of common stock of Old U S WEST was converted into one share each of Communications Group common stock and Media Group common stock (the "1995 Recapitalization"). Earnings per common share and dividends per common share for 1995 have been presented on a pro forma basis to reflect the two classes of stock as if they had been outstanding since January 1, 1995.

(5) Certain amounts have been reclassified to conform to the current year's presentation.

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

RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

    Several non-recurring and non-operating items impacted net income in 1999 and 1998. Results of operations for the two years, normalized to exclude the effects of such items, are as follows:

                                                                                         INCREASE
                                                                1999       1998         (DECREASE)
                                                              --------   --------   -------------------
Net income..................................................   $1,342     $1,508     $ (166)     (11.0)%
Pro forma adjustment(1).....................................       --        (72)        72      100.0
Non-recurring and non-operating items.......................      301         89        212      238.2
                                                               ------     ------     ------     ------
Normalized pro forma income.................................   $1,643     $1,525     $  118        7.7%
                                                               ======     ======     ======     ======

Diluted earnings per share..................................   $ 2.63     $ 3.02     $(0.39)     (12.9)%
Pro forma adjustment(2).....................................       --      (0.18)      0.18      100.0
Non-recurring and non-operating items.......................     0.60       0.17       0.43      252.9
                                                               ------     ------     ------     ------
Normalized pro forma diluted earnings per share.............   $ 3.23     $ 3.01     $ 0.22        7.3%
                                                               ======     ======     ======     ======

------------------------------

(1) Reflects incremental (after-tax) interest expense associated with the Dex Indebtedness from the beginning of 1998 up to the Separation date.

(2) Reflects the issuance of approximately 16,341,000 shares of common stock (net of the redemption of approximately 305,000 fractional shares) issued in connection with the Dex Alignment as if the shares had been issued as of the beginning of 1998.

    Non-recurring and non-operating items in 1999 include:

    - an after-tax charge of $282 or $0.56 per diluted share for Global Crossing terminated merger-related expenses,

    - an after-tax charge of $225 or $0.44 per diluted share for the loss on the sale of Global Crossing common stock,

    - an after-tax charge of $34 or $0.07 per diluted share for the decline in the market value of derivative financial instruments associated with the sale of Global Crossing common stock, and

    - an after-tax benefit of $240 or $0.47 per diluted share representing the cumulative effect of change in accounting principle applicable to the change in accounting method for directory publishing revenues and expenses.

    Non-recurring and non-operating items in 1998 include:

    - an after-tax charge of $68 or $0.13 per diluted share for Separation costs, and

    - an after-tax charge of $21 or $0.04 per diluted share related to the impairment of certain long-lived assets.

    The following sections provide a more detailed discussion of the changes in revenues and expenses.

REVENUES

                                                     1999       1998          INCREASE
                                                   --------   --------   -------------------
Local services revenues..........................   $7,746     $7,104      $642       9.0%
                                                    ======     ======      ====       ===

    LOCAL SERVICES REVENUES. Local services revenues include retail and wholesale basic monthly service fees, fees for calling services such as voice messaging and caller identification, wireless revenues, subscriber line charges, MegaBit-TM- data services, local number portability ("LNP") charges, public phone revenues, interconnection, paging, and installation and connection charges. State PUCs regulate most local service rates.

    Local services revenues increased primarily due to greater sales of wireless and calling services of $142 and $119, respectively. Additionally, access line growth contributed to the rise in revenues. Second line additions by residential and small business customers contributed to access line growth due to continuing demand for Internet access and data transport capabilities. As of the end of 1999, we had added 408,000 access lines, an increase of 2.5% over the end of 1998. Of this increase, residential second line installations accounted for 187,000 lines, an increase of 11.8% compared with 1998. Also contributing to the revenue growth were greater revenues from inside wire maintenance plans, LNP charges, interconnection revenues, subscriber line charges and increases in the subscriber base of our Megabit-TM- data services, collectively contributing $212. Partially offsetting these increases were net regulatory rate adjustments and refunds of $16 for 1999, over the comparable 1998 period.

    While local services revenues increased in 1999, our growth rate has declined from 1998. The decline in the growth rate was primarily attributable to increased competition as well as our customer retention strategy of offering bundles of services to customers at lower prices in return for entering into longer-term contracts. Additionally, some business customers have opted to migrate from multiple single lines to high capacity lines, which decreases local services revenues but increases access services revenues. We believe we may continue to experience declining growth rates as the level of customer demand slows and competition increases. In June 1999, we entered into a series of definitive agreements to sell local exchange telephone properties serving approximately 530,000 access lines in nine states for approximately $1,650 in cash, subject to adjustment. The transfer of ownership, which will occur on a state-by-state basis, is expected to be completed over the next two years. The access lines accounted for approximately 3% of fiscal 1999 local services revenues. While the sale is expected to provide us with one-time gains in 2000 and 2001, it will negatively impact future local services revenue growth. Additionally, we are planning the sale of approximately 270,000 access lines in New Mexico and Washington.

                                                      1999       1998          INCREASE
                                                    --------   --------   -------------------
Access services revenues..........................   $2,729     $2,660      $69        2.6%
                                                     ======     ======      ===        ===

    ACCESS SERVICES REVENUES. Access services revenues are derived primarily from charging IXCs, such as AT&T and MCI WorldCom, for use of our local network to connect customers to their long-distance networks. Also included in access services revenues are special access and private line revenues from end-users buying dedicated local exchange capacity to support their private networks.

    The growth in access services revenues was attributable to increased demand for private line and special access services. Revenues from private line and special access services increased $186 primarily due to the increased demand for data services. Additionally, increased demand from IXCs contributed to the revenue increase. Access minutes of use increased 5.0% for 1999. The growth in access minutes of use was partially offset by mandated rate reductions of $164.

                                                     1999       1998          INCREASE
                                                   --------   --------   -------------------
Directory services revenues......................   $1,436     $1,318      $118       9.0%
                                                    ======     ======      ====       ===

    DIRECTORY SERVICES REVENUES. Directory services revenues are primarily derived from selling advertising in our published directories. Effective in 1999, Dex changed to the "point of publication" method of accounting, which recognizes revenues and expenses at the time the related directory is published. Previously, revenues and expenses were recognized under the "deferral" method under which revenues and expenses were recognized over the lives of the directories, generally one year. We changed the methodology to align our revenue and expense policy with the earnings process and to better reflect the operating activity of the business. Directory services revenues for 1998 do not include the effects of the directory publishing accounting change. Including the effects of the accounting change in 1998, directory services revenues increased $87, or 6.4%. The increase in directory services revenues was primarily attributable to increased sales of premium advertisements and price changes.

                                                     1999       1998          DECREASE
                                                   --------   --------   -------------------
Long-distance services revenues..................    $584       $795      $(211)     (26.5)%
                                                     ====       ====      =====      =====

    LONG-DISTANCE SERVICES REVENUES. Long-distance services revenues are derived from customer calls to locations outside of their local calling area but within the same LATA. The decrease in long-distance services revenues for 1999 was primarily attributable to greater competition, strategic price reductions and the expansion in the number and size of extended service areas. Mandated rate reductions of $40 for 1999 also contributed to the revenue decrease. As of December 31, 1999, customers in all 14 states in which we operate are able to choose an alternative provider for intraLATA calls without dialing a special access code when placing a call.

    We believe we will continue to experience further declines in long-distance services revenues as regulatory actions provide for increased levels of competition. We are responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers. See "Special Note Regarding Forward-Looking Statements" on page 1.

                                                       1999       1998          INCREASE
                                                     --------   --------   -------------------
Other services revenues............................    $687       $518       $169       32.6%
                                                       ====       ====       ====       ====

    OTHER SERVICES REVENUES. Other services revenues include billing and collection services for IXCs, collocation services for other CLECs, customer equipment sales and sales of other unregulated products, such as U S WEST.net-Registered Trademark-, our Internet service. Other services revenues increased primarily as a result of increased revenues for U S WEST.net-Registered Trademark-, the national expansion of our data business and increased customer equipment sales.

EXPENSES

                                                     1999       1998          INCREASE
                                                   --------   --------   -------------------
Employee-related expenses........................   $4,733     $4,312      $421       9.8%
                                                    ======     ======      ====       ===

    EMPLOYEE-RELATED EXPENSES. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor.

    Employee-related expenses for 1998 include $21 of costs related to the third quarter 1998 work stoppage and do not include the effects of the directory publishing accounting change. Including the effects of the accounting change and excluding the work stoppage costs, employee-related expenses increased $439 or 10.2% for 1999 over 1998. The number of employees increased from 54,483 at the end of 1998 to 58,272 at December 31, 1999. Employee-related expenses increased because of increased commitments towards improving customer service, including meeting requests for installation and repair services, resulting in higher labor costs. Additionally, growth in several sectors of the business, primarily wireless and data communications and year 2000 costs, resulted in increased employee levels and contract labor costs. Across-the-board wage increases also contributed to the increase in employee-related expenses. Additionally, included in employee-related expenses for 1999 are the salary and benefit costs for employees who were transferred from Old U S WEST as part of the Separation. Prior to the Separation, these costs were allocated to us and included in other operating expenses. Partially offsetting these increases was the capitalization in 1999 of employee-related costs associated with developing internal use software due to the adoption of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with the SOP, $85 of employee-related costs were capitalized in 1999. An increase in net pension credits of $47 also partially offset the increase in employee-related expenses for 1999. As a result of the favorable return on investment earnings on pension plan assets, we will continue to experience increases in our pension credits in 2000.

                                                    1999       1998          DECREASE
                                                  --------   --------   -------------------
Other operating expenses........................   $2,745     $2,835      $(90)      (3.2)%
                                                   ======     ======      ====       ====

    OTHER OPERATING EXPENSES. Other operating expenses include access charges paid to carriers for the routing of local and long-distance traffic to their facilities, interconnection costs, taxes other than income taxes, paper, printing, delivery and distribution costs associated with publishing activities and other selling, general and administrative costs. Included in 1998 were $129 of Separation costs and asset impairment charges. Additionally, 1998 does not include the effects of the directory publishing accounting change. Including the effects of the accounting change in 1998 and excluding the Separation costs and asset impairment charges, other operating expenses increased $33, or 1.2% for 1999 over 1998. This increase was primarily attributable to the following:

    - increased costs of product sales associated with our growth initiatives, including wireless handset costs and costs applicable to our data communications services and our directory segment,

    - higher access and interconnection expenses resulting from regulatory rulings that require us to pay access charges to carriers for calls that originate on our network and terminate on other carriers' networks offset by reductions in access expense due to end-users dialing toll calls directly to IXCs and bypassing our network,

    - higher rent expense related to increased computer software, hardware and telephone pole leasing,

    - higher property taxes,

    - higher bad debt expense related to increased revenues, and

    - higher marketing and advertising costs for wireless, data communications services and calling services such as caller identification.

    Offsetting the increase in other operating expenses was the effect of capitalizing $329 of software costs in 1999 primarily associated with developing internal use software in accordance with SOP 98-1. A $20 refund related to a gross receipts tax settlement also offset increases to expenses for 1999. Additionally, for the second half of 1998, the transfer of employees from Old
U S WEST as part of the Separation resulted in the reclassification of related salary and benefit costs to employee-related expenses.

                                                     1999       1998          INCREASE
                                                   --------   --------   -------------------
Depreciation and amortization expense............   $2,367     $2,199      $168       7.6%
                                                    ======     ======      ====       ===

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased primarily due to higher overall property, plant and equipment balances resulting from continued investment in our network. Additionally, we incurred amortization costs related to the capitalization of internal use software in accordance with SOP 98-1 and reduced the useful lives of certain assets due to changes in technology, both of which caused greater depreciation expense. Partially offsetting the increases was the cessation of depreciation associated with access lines that are intended to be sold.

                                                    1999       1998          INCREASE
                                                  --------   --------   -------------------
Other expense--net..............................   $1,435      $630       $805      127.8%
                                                   ======      ====       ====      =====

    OTHER EXPENSE--NET. Interest expense was $736 for 1999 compared to $543 for 1998. The increase in interest expense for 1999 was primarily attributable to debt incurred to acquire 39 million shares of Global Crossing common stock and the $3,900 in debt assumed in the Separation as part of the Dex Alignment.

    We incurred a one-time charge in 1999 of $282 to dissolve the proposed merger with Global Crossing. The charge included a cash payment of $140 to Global Crossing, the transfer of $140 of Global Crossing common stock, we had previously purchased, to Global Crossing and $2 of miscellaneous merger-related costs.

    We incurred a $367 loss in 1999 on the sale of 24 million shares of Global Crossing common stock. In connection with this transaction, we entered into an equity return swap which is reflected at market value. In 1999, the market value of the swap declined by $56.

    Also included in other expense--net was other income of $6 in 1999, compared to other expense of $87 in 1998. The decrease in other expense was due to a reduction in regulatory interest expense, a reduction in interest expense on a federal income tax audit, gains on sales of real estate, net gains on sales of marketable securities, reduced contributions to an affiliated foundation and interest earned on a gross receipts tax settlement.

    SEGMENT RESULTS. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including depreciation and amortization, corporate expenses and taxes other than income. See Note 12 to the consolidated financial statements on pages F-24 through F-26.

                                                                           INCREASEE
                                                  1999       1998         (DECREASE)
                                                --------   --------   -------------------
Segment results:
Retail services segment.......................  $ 6,111    $ 6,194      $(83)      (1.3)%
Wholesale services segment....................    2,157      1,908       249       13.1
Network services segment......................   (2,793)    (2,776)      (17)      (0.6)
Directory services segment....................      741        657        84       12.8
                                                =======    =======      ====       ====

    Margin from the retail services segment decreased from 1998 due to operating expenses increasing at a greater rate than revenue growth. Revenues from the retail services segment increased 5.4% for 1999 over 1998, primarily due to growth in local services revenues which include wireless services, calling services and Megabit-TM- data services. The revenue increase was more than offset by higher operating expenses driven by growth initiatives and costs associated with enhancing customer service. Margin from the wholesale services segment increased as a result of greater demand for access and interconnect services, partially offset by price reductions as mandated by both federal and state regulatory authorities and higher access charge expenses. Margin from the network services segment decreased due to increased volumes, service initiatives and year 2000 costs. Margin from the directory services segment increased due to changing the manner in which revenues and expenses are recognized and due to growth in directory services revenue partially offset by increased sales support costs.

                                                     1999       1998          DECREASE
                                                   --------   --------   -------------------
Provision for income taxes.......................    $800       $911      $(111)     (12.2)%
                                                     ====       ====      =====      =====

    PROVISION FOR INCOME TAXES. The effective tax rate for 1999 was 42.1% compared to 37.7% for 1998. The increase in the effective tax rate in 1999 was primarily attributable to the exclusion of the tax benefit for terminated merger-related expenses. Excluding the effects of terminated merger-related expenses, the effective tax rate for 1999 was 36.6% compared to 37.7% for 1998. The decrease from the 1998 effective tax rate resulted primarily from certain non-deductible Separation costs in 1998 and the increase in tax-exempt dividend income for 1999.

1998 COMPARED WITH 1997

    Several non-recurring and non-operating items impacted net income in 1998 and 1997. Results of operations for the two years, normalized to exclude the effects of such items, are as follows:

                                                                             INCREASE
                                                    1998       1997         (DECREASE)
                                                  --------   --------   -------------------
Net income......................................   $1,508     $1,524     $  (16)     (1.0)%
Pro forma adjustment(1).........................      (72)      (162)        90      55.6
                                                   ------     ------     ------     -----
Pro forma net income............................    1,436      1,362         74       5.4
Non-recurring and non-operating items...........       89        (77)       166     215.6
                                                   ------     ------     ------     -----
Normalized pro forma income.....................   $1,525     $1,285     $  240      18.7%
                                                   ======     ======     ======     =====
Pro forma diluted earnings per share(2).........   $ 2.84     $ 2.70     $ 0.14       5.2%
Non-recurring and non-operating items...........     0.17      (0.16)      0.33     206.3
                                                   ------     ------     ------     -----
Normalized pro forma diluted earnings per
 share..........................................   $ 3.01     $ 2.55*    $ 0.46*     18.0%
                                                   ======     ======     ======     =====

------------------------------

*   Amount does not foot due to the rounding of individual components.

(1) Reflects incremental (after-tax) interest expense associated with the Dex Indebtedness for the full year 1997 and from the beginning of 1998 up to the Separation.

(2) Reflects the issuance of approximately 16,341,000 shares of common stock (net of the redemption of approximately 305,000 fractional shares) issued in connection with the Dex Alignment as if the shares had been issued as of the beginning of each period indicated.

    Non-recurring and non-operating items in 1998 include:

    - an after-tax charge of $68 or $0.13 per diluted share for Separation costs, and

    - an after-tax charge of $21 or $0.04 per diluted share related to the impairment of certain long-lived assets.

    Non-recurring and non-operating items in 1997 include:

    - an after-tax charge of $3 or $0.01 per diluted share relating to the early extinguishment of debt, and

    - an after-tax gain of $80 or $0.17 per diluted share relating to the sales of local telephone exchanges and our investment in Bellcore.

    The following sections provide a more detailed discussion of the changes in revenues and expenses.

REVENUES

                                                       1998       1997          INCREASE
                                                     --------   --------   -------------------
Local services revenues............................   $7,104     $6,276      $828       13.2%
                                                      ======     ======      ====       ====

    LOCAL SERVICES REVENUES. Local service revenues increased in 1998 due largely to access line growth and increased sales of calling services. Second line additions by residential and small business customers contributed to access line growth due to continuing demand for Internet access and data transport capabilities. In 1998, we provided a total of 568,000 additional access lines, an increase of 3.5% over 1997. Of this increase, second line installations accounted for 241,000 lines, an increase of 18.0% compared with 1997. In addition, regulatory rate increases in various jurisdictions accounted for $53 of the increase in local service revenues in 1998. Unfavorable regulatory rate adjustments and other provisions for estimated state regulatory liabilities decreased $122 in 1998 compared to 1997, due in part to a state of Washington rate order ("Washington Rate Order") issued in 1997.

    Additionally, revenues from calling services, wireless services and subscriber line charges also contributed to the increase in revenues. Lastly, the work stoppage in the third quarter of 1998 negatively impacted revenue growth.

                                                        1998       1997          INCREASE
                                                      --------   --------   -------------------
Access services revenues............................   $2,660     $2,645      $15        0.6%
                                                       ======     ======      ===        ===

    ACCESS SERVICES REVENUES. In 1998, access services revenues were affected by a change in the classification of fees paid into the universal service funds. In 1997 and prior years, fees paid into the universal service funds were netted against access services revenues. In 1998, with the advent of the FCC's new universal service fund structure and funding mechanism, these fees were recorded as access expense within other operating expenses. Excluding the effects of the reclassification, access services revenues decreased $70 or 2.6% in 1998. The volume of access minutes billed increased 6.3% in 1998. The increase in demand was substantially offset by price reductions as mandated by the FCC. Additionally, a $68 charge recognized in 1997 resulting from the Washington Rate Order also contributed to the increase in revenues in 1998.

                                                        1998       1997          INCREASE
                                                      --------   --------   -------------------
Directory services revenues.........................   $1,318     $1,236      $82        6.6%
                                                       ======     ======      ===        ===

    DIRECTORY SERVICES REVENUES. The increase in directory services revenues was primarily attributable to increased sales of premium advertisements and price changes.

                                                        1998       1997          DECREASE
                                                      --------   --------   -------------------
Long-distance services revenues.....................    $795       $897      $(102)     (11.4)%
                                                        ====       ====      =====      =====

    LONG-DISTANCE SERVICES REVENUES. The decrease in long-distance services revenues was attributable to greater competition and regulatory rate reductions in 1998, offset by a $51 charge recognized in 1997 resulting from the Washington Rate Order. As of December 31, 1998, in five of the 14 states in which we operate, customers were able to choose an alternative provider for intraLATA calls without dialing a special access code when placing a call. Additionally, contributing to the revenue decline was the expansion of multiple toll carrier plans in 1997, whereby other telephone companies provide toll services previously provided by us. Although we no longer receive these revenues, the revenue loss has been offset with increased access services revenues and lower access expenses.

                                                           1998       1997          INCREASE
                                                         --------   --------   -------------------
Other services revenues................................    $518       $467       $51        10.9%
                                                           ====       ====       ===        ====

    OTHER SERVICES REVENUES. Other services revenues increased primarily as a result of increased revenues for customer equipment sales, the national expansion of our data business and U S WEST.net-Registered Trademark-.

EXPENSES

                                                       1998       1997          INCREASE
                                                     --------   --------   -------------------
Employee-related expenses..........................   $4,312     $3,953      $359       9.1%
                                                      ======     ======      ====       ===

    EMPLOYEE-RELATED EXPENSES. Employee-related expenses in 1998 included $21 of costs incurred in connection with the third-quarter work stoppage, including incremental travel costs, contract labor costs and bonuses paid to management for work performed during the strike. Partially offsetting these additional costs were lower salaries and wages for occupational employees not working during the strike. Excluding the work stoppage costs, employee-related expenses increased $338 or 8.6%.

    Employee-related expenses increased because of growth in several sectors of the business, primarily wireless and data communications, resulting in increased employee levels. Across-the-board wage increases also contributed to the increase in employee-related expenses. The number of employees increased from 51,110 at the end of 1997 to 54,483 at December 31, 1998. We also incurred higher contract labor costs for systems development, including interconnection and Year 2000 costs and marketing and sales efforts. Additionally, approximately 530 employees were transferred from Old U S WEST as part of the Separation. Prior to the Separation, these costs were allocated to us and included in other operating expenses. Partially offsetting these increases was a $101 pension credit in 1998 compared to a $33 pension credit in 1997.

    At December 31, 1998, 33,000 of our telephone company employees were represented by the Communications Workers of America. In October 1998, members of the union ratified a three-year contract providing for salary increases of 10.9% over three years, effective in August of each year, and a cumulative pension increase of 21% over three years.

                                                       1998       1997          INCREASE
                                                     --------   --------   -------------------
Other operating expenses...........................   $2,835     $2,629      $206       7.8%
                                                      ======     ======      ====       ===

    OTHER OPERATING EXPENSES. As discussed in "access service revenues," universal service funding expenses were netted against revenues in 1997 and prior years and were reclassified as other operating expenses in 1998. Excluding the effects of the reclassification, other operating expenses increased $121 or 4.6% in 1998. The increase was primarily attributable to the following:

    - increased costs associated with growth initiatives, including wireless handset costs and related marketing and advertising;

    - higher interconnection and LNP costs;

    - costs of $94 that were directly attributable to the Separation, including executive severance, legal and financial advisory fees, securities registration fees, printing and mailing costs and internal systems and rearrangement costs; and

    - an asset impairment charge of $35 related to certain long-lived assets used in our video operations in Omaha, Nebraska. Technological advances permitted us to pursue and use more economical DSL (Digital Subscriber
      Line) technology in cable overbuild situations. Because the projected future cash flows were less than the assets' carrying values, an impairment loss was recognized.

    Partially offsetting the increase in other operating expenses was the effect of transferring approximately 530 employees from Old U S WEST as part of the Separation. Costs related to these employees were reclassified to employee-related expenses. Previously, these costs were allocated from Old
U S WEST and included in other operating expenses.

                                                       1998       1997          INCREASE
                                                     --------   --------   -------------------
Depreciation and amortization expense..............   $2,199     $2,163      $ 36       1.7%
                                                      ======     ======      ====       ===

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased primarily due to higher overall property, plant and equipment balances resulting from continued investment in our network.

                                                          1998       1997          INCREASE
                                                        --------   --------   -------------------
Other expense--net....................................    $630       $347       $283       81.6%
                                                          ====       ====       ====       ====

    OTHER EXPENSE--NET. Interest expense was $543 in 1998 compared to $405 in 1997. The increase was primarily attributable to the Dex Indebtedness. On a pro forma basis, assuming the Dex Indebtedness had occurred at the beginning of each year presented, interest expense would have been $660 in 1998 compared to $667 in 1997. The decline in pro forma interest expense was attributable to overall lower average pro forma debt balances in 1998 compared to 1997.

    Also included in other expense--net, were other expenses of $87 in 1998 compared to other income of $58 in 1997. The 1998 other expenses resulted primarily from interest expense on state regulatory liabilities whereas 1997 other income was derived primarily from sales of local telephone exchanges and our investment in Bellcore, offset by interest expense on state regulatory liabilities.

    SEGMENT RESULTS. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including depreciation and amortization, corporate expenses, taxes other than income and other non-recurring charges. See Note 12 to the consolidated financial statements on pages F-24 through F-26.

                                                                             INCREASE
                                                    1998       1997         (DECREASE)
                                                  --------   --------   -------------------
Segment results:
Retail services segment.........................  $ 6,194    $ 5,940     $ 254        4.3%
Wholesale services segment......................    1,908      2,176      (268)     (12.3)
Network services segment........................   (2,776)    (2,738)      (38)      (1.4)
Directory services segment......................      657        615        42        6.8
                                                  =======    =======     =====      =====

    Margin from the retail services segment increased due to revenue growth, primarily from local services revenues. The revenue increase was partially offset by higher operating expenses driven by growth initiatives. Margin from the wholesale services segment decreased as a result of price reductions as mandated by the FCC and higher operating costs, primarily interconnection costs, partially offset by greater demand for interstate access services. Margin from the network services segment decreased as a result of additional expenditures to support growth in the retail services segment. Margin from the directory services segment increased due to growth in directory services revenues partially offset by increased printing, paper and sales support costs.

                                                           1998       1997          INCREASE
                                                         --------   --------   -------------------
Provision for income taxes.............................    $911       $902        $9        1.0%
                                                           ====       ====        ==        ===

    PROVISION FOR INCOME TAXES. On a pro forma basis assuming the Dex Indebtedness had occurred at the beginning of each year presented, the effective tax rate was 37.7% for 1998 compared to 37.1% for 1997. The increase in the effective tax rate was primarily attributable to the non-deductibility of certain Separation costs and lower amortization of investment tax credits.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES. Cash provided by operations was $4,546, $3,927 and $4,191 in 1999, 1998 and 1997, respectively. The increase in operating cash flow in 1999 resulted from growth in operating income and changes in working capital. The decrease in operating cash flow in 1998 resulted from a reduction in payables, the effects of refunds paid relating to regulatory rulings and an increase in accounts receivable. Partially offsetting these items were the effects of growth in both the communications and directories businesses and lower income tax payments.

    Future cash needs could increase with the pursuit of new business opportunities, including the acceleration of the deployment of additional and/or advanced new services to customers, such as broadband data, wireless (including the purchase of spectrum licenses) and video services, and may additionally be impacted by continued implementation of the requirements of the Telecommunications Act of 1996 (the "Act"). The acceleration of such additional and/or advanced new services could have a material adverse effect on our financial condition or results of operations. Interconnection, LNP, universal service and access charge reform will negatively impact cash flows to the extent recovery mechanisms provided by the FCC and state PUCs are inadequate. We would expect that such cash needs will be funded through operations and, when necessary, the issuance of securities.

    INVESTING ACTIVITIES. Total capital expenditures, on a cash basis, were $3,944, $2,672 and $2,168 in 1999, 1998 and 1997, respectively. Capital expenditures have primarily been, and continue to be, focused on expanding access line growth, modernization of the telecommunications network and meeting the requirements of the Act, including interconnection services such as LNP, operational support systems, collocation and trunking. We continue to expand our investment to compete in the wireless, data communications and video markets. In addition to investments in property, plant and equipment, we paid $18 in 1998 and $73 in 1997 to purchase wireless PCS licenses in connection with our launch of PCS in various markets.

    In connection with our proposed merger agreement with Global Crossing, we invested $2,464 to purchase approximately 39 million shares of Global Crossing common stock in a tender offer during 1999. As a result of our subsequent merger agreement with Qwest, we entered into a termination agreement with Global Crossing under which we were required to pay Global Crossing $140 and approximately 2.2 million shares of Global Crossing common stock for which we paid $140. We obtained a $140 loan from Qwest to satisfy the cash portion of the termination fee. In 1999, we closed on the sale of 24 million shares of Global Crossing common stock and settled, receiving gross proceeds of $1,140 in January 2000. As of December 31, 1999, the remaining Global Crossing shares we held had a cost basis of $818 and a market value of $651. This market decline, which we believe to be temporary, has been reflected in accumulated other comprehensive income in the stockholders' equity section of the consolidated balance sheets.

    We received cash proceeds of $67 in 1997 from the sale of local telephone exchanges. Also during 1997, we sold our equity interest in Bellcore for proceeds of $65.

    FINANCING ACTIVITIES. Cash provided by financing activities was $1,945 in 1999. Cash used for financing activities was $1,136 and $2,157 in 1998 and 1997, respectively. The net proceeds from short-term and long-term debt in 1999 were, in part, utilized to finance the Global Crossing tender offer. In 1998, total debt increased by $4,204 to $9,919 at December 31, 1998, of which approximately $3,900 was attributable to the Dex Indebtedness. The Dex Indebtedness was incurred at the Separation date to repay Old U S WEST debt.

    Historically, prior to the Separation, Old U S WEST funded our nonregulatory activities, including Dex, with short-term advances. The net (repayments of) proceeds from such Old U S WEST short-term advances were $(198) and $153 during 1998 and 1997, respectively.

    We paid dividends on our common shares totaling $1,187, $1,056 and $992 in 1999, 1998 and 1997, respectively.

    We maintain commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. As of December 31, 1999, we had lines of credit with a total borrowing capacity of $4,050.

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

    As of December 31, 1999 and 1998, approximately $2,265 and $951, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure was primarily linked to commercial paper rates and changes in 3-month LIBOR. A hypothetical increase of one-percentage point in commercial paper rates and 3-month LIBOR would increase annual pre-tax interest expenses by $23. As of December 31, 1999 and 1998, we also had $522 and $228, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

    As of December 31, 1999, all outstanding interest rate swaps and the associated debt instruments have matured. As of December 31, 1998, we had interest rate swaps with notional amounts of $155. The swaps synthetically transformed certain of the Company's floating rate issues into fixed rate obligations.

    As of December 31, 1999 and 1998, we had also entered into cross-currency swaps with notional amounts of $133 and $204, respectively. The cross-currency swaps synthetically transform $94 and $182 of Swiss Franc borrowings at December 31, 1999 and 1998, respectively, into U.S. dollar obligations. Any gains (losses) on the cross-currency swaps would be offset by losses (gains) on the Swiss Franc debt obligations.

    As of December 31, 1999, we had entered into equity swaps with a notional amount of $1,140 relating to the sale of 24 million shares of Global Crossing common stock. In connection with the equity swaps, we entered into several equity collars on certain shares. The equity collars restrict the magnitude of any gains or losses generated by the equity swaps. A hypothetical 10% reduction in the market price of Global Crossing common shares would decrease the market value of our net position by $72. A hypothetical increase of one-percentage point in interest rates would decrease the market value of our net position by $16.

    Other assets at December 31, 1999 included marketable equity securities recorded at a fair value of $1,206 including net unrealized gains of $222. The securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges would decrease the fair value of our equity securities by $121.

CONTINGENCIES

    We have certain pending regulatory actions. See Note 15 to the consolidated financial statements on pages F-27 through F-28.

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

COMPETITION

    When Congress passed the Act, its primary purpose was to open the local markets of the telecommunications industry to competition. Now, four years later, the Act's impact on the industry and on us can be seen. We face increasing competition from a variety of sources, including other local service providers, long-distance service providers, cable TV companies, wireless service providers, Internet service providers and other entrants from closely-related industries. As a result of these competitors' efforts, we are experiencing an erosion of our market share as well as pressure on our profit margins which could have a material adverse effect on our operations going forward.

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

    As part of the Act, we must provide interconnection to our network for competitors and furnish number portability to our customers. Both of these areas have, and will continue to increase our cost structure while providing others with the means to effectively compete with us. We must meet all parts of a 14-point checklist and then receive FCC approval before we are allowed to enter the in-Region interLATA long-distance market. The Act, as well as other state regulatory proceedings, have also significantly impacted pricing and the speed with which we may bring new products and services to market. For a further discussion of regulatory matters, you should read the section entitled "Regulation" below.

    Technological advancements will help to shape the competitive landscape of the future. Examples include the wireless replacement of wireline capabilities, migration from circuit-switched to packet-switched technology such as IP telephony, the capabilities associated with DSL services versus hybrid fiber/ coax abilities and the analog conversions to digital. Also, the telecommunication-related mega-mergers announced and consummated in recent years will give competitors greater access to our markets and provide increased financial resources that can be used to fund projects that will compete directly with us.

    We are countering the competition by expanding and improving our product and service offerings. In addition to enhancing and possibly accelerating current service offerings, including PCS, high-speed data, Internet access, interconnection services and video transmission, we will be investigating other services. Our proposed merger with Qwest will also provide additional resources to compete in an expanded geographic marketplace. We are also working to ease the regulatory barriers we face for entry into the interLATA long-distance market as well as addressing our needs to have increased pricing flexibility for our products and services. Finally, we believe that our ability to bundle and integrate a comprehensive telecommunications package that can be made available through one-stop shopping will provide a significant competitive advantage. For factors which could cause actual results to differ from expectations, refer to "Special Note Regarding Forward-Looking Statements" on page 1.

REGULATION

    INTERCONNECTION. The FCC issued an order (the "Order") in 1996 relating to the Act that established interconnection costing and pricing rules which, from our perspective, significantly impeded negotiations with new entrants to the local exchange market, state PUC interconnection rulemakings and interconnection arbitration proceedings.

    On January 25, 1999, the U.S. Supreme Court ("Supreme Court") issued a ruling on our appeal of the Order. The Supreme Court affirmed in part and reversed in part the FCC Order and ruled that:

    - the FCC has authority to set pricing methodology;

    - unbundled network elements ("UNEs") must be provided in cases where it is necessary or the lack of availability would impair competition, but not otherwise;

    - Incumbent local exchange carriers ("ILECs") must sell on a bundled basis, at the competitive local exchange carriers' ("CLECs") request, network elements the ILEC uses itself on a bundled basis; and

    - CLECs may pick and choose pricing or other terms and conditions from multiple contracts within certain bounds.

    The ultimate impact of the Supreme Court ruling remains unclear since state PUCs have generally followed the FCC's pricing and unbundling requirements in setting UNE prices and in conducting interconnection arbitrations. Over time, market forces and CLEC demand for UNEs will provide additional clarity.

    On November 5, 1999, the FCC released its order responding to the Supreme Court's directive that it can order UNEs only where the failure to do so would impair competition. The order largely reaffirms, and in some instances expands, the earlier decision made by the Supreme Court. It is anticipated that there will be an ILEC appeal of this order. See "Special Note Regarding Forward Looking Statements" on page 1.

    As part of the November 5th order, the FCC issued a further notice of proposed rulemaking. In this further notice, the FCC is considering whether to allow all interexchange carriers to substitute UNEs for existing special access circuits. Since UNEs are priced at substantial discounts using pricing which is much lower than current tariffed rates, this creates a potential arbitrage situation that could substantially reduce existing private line and special access revenues.

    On interconnection pricing, we and other ILECs have challenged the FCC's pricing methodology at the Eighth Circuit Court of Appeals. This case was argued in September 1999 and is awaiting decision.

    ACCESS REFORM. In its access reform order, the FCC mandated a substantial restructuring of interstate access pricing. A significant portion of the services that have been sold using minutes-of-use pricing are now being charged using a combination of minutes-of-use rates, flat-rate presubscribed interexchange carrier charges ("PICCs") and subscriber line charges ("SLCs"). Although an increase in the SLC to multi-line business users occurred on July 1, 1997, the bulk of the mandated pricing changes occurred on January 1, 1998. Additional mandated pricing changes occurred on January 1, 1999 and July 1, 1999 and further changes will be implemented in 2000 and 2001. The net effect of these changes will be to decrease minutes-of-use charges and increase flat-rate charges (i.e., PICCs and SLCs). These changes generally improve the pricing structure for our competitive services.

    The access reform order also continued the exemption regarding the application of interstate access charges on information service providers and purchasers of UNEs. This remains a problem as the volume of information service-related usage continues to increase without an associated increase in revenues.

    In February 1999, the FCC issued an order declaring that Internet traffic is interstate and opened a proceeding to determine the appropriate regulatory structure. The FCC required no change in the current agreements for reciprocal compensation for local access expense with CLECs until it rules on this matter. This order has been appealed by the ILECs and MCI. Until this is resolved there will remain uncertainty regarding the Company's payment obligation for Internet traffic.

    Pending before the FCC are several proposals for access reform including the reduction of interstate rates to reflect the removal of universal service support, changing the rate structure for switched access to a flat rated structure, an industry proposal for changing the general access structure including the removal of the productivity factor and elimination of the PICC for single line customers, and a court remanded review of the productivity factor. Action on these items is expected by mid-2000. Adoption of access reform proposals pending at the FCC could result in significant reductions in the Company's interstate revenues. There is no assurance such reductions would be offset by increases in other rates.

    COURT REMAND OF 6.5% PRODUCTIVITY FACTOR. On May 21, 1999, the District of Columbia U.S. Court of Appeals issued a ruling reversing and remanding back to the FCC its order requiring ILECs to retroactively increase the productivity offset to price caps to 6.5% in their annual price cap filings. The Court found that the FCC's order did not justify the increase. In December 1999, the FCC issued a notice of proposed rulemaking responding to the issues raised in the Court's remand. The FCC proposed three alternative approaches to determining a new productivity factor and asked whether it should be applied retroactively. The FCC must issue its order by April 2000. This issue is also being addressed in conjunction with the access reform proposals. If the FCC does not resolve this issue in conjunction with access reform, it may adopt a new higher productivity factor or modified formula which could materially reduce the Company's interstate access charges.

    ACCESS PRICING FLEXIBILITY. The FCC issued an order granting some pricing flexibility on August 27, 1999. The FCC removed many vestiges of regulation including price caps for intraLATA interstate toll because long distance parity has been achieved for all 14 states. Various levels of pricing flexibility, up to and including the removal of Price Cap regulation, are possible when competitive triggers are reached within geographic areas for special access and switched access transport. Some pricing flexibility is granted for switched access and SLCs when certain levels of competition are demonstrated by geographic area. Although this order provides some relief, it is unlikely to have substantial impact until the FCC removes the uncertainty around access reform and network unbundling.

    ADVANCED TELECOMMUNICATIONS SERVICES. On March 31, 1999, the FCC issued an order establishing expanded collocation requirements for both conventional voice and advanced services. On December 9, 1999, the FCC further required that line sharing be provided as an UNE. Line sharing allows a CLEC to provide advanced services over the same loop that the ILEC uses to provide analog voice service. Previously, CLECs purchased a separate loop to provision advanced services. The ILECs have six months to negotiate agreements with CLECs and resolve operational issues. It is anticipated that line sharing will be available by mid-2000 and will reduce revenues from the sale of unbundled loops and may reduce demand for second lines. In its November 1999 interconnection remand decision, the FCC limited the scope of its unbundling decision and generally excluded facilities used for advanced services other than local loops and collocation space.

    INTERLATA LONG-DISTANCE ENTRY. Several regional Bell operating companies have filed for entry into the interLATA long-distance business. Although many of these applications have been approved by state PUCs, the FCC had rejected all applications until its December 1999 approval of Bell Atlantic Corporation's application in New York. AT&T and other carriers have appealed that decision.

    We filed applications to enter the interLATA long-distance business in Arizona, Colorado and Nebraska in 1999 and continue to work with the PUCs in those states to gain approval. In April 1999, the Nebraska Public Service Commission approved eight of the fourteen checklist items but indicated it needed additional information before making a recommendation to the FCC. We are addressing operational support system issues on a regional basis and have agreed to participate in regional testing. In February 2000, we filed notices of our intention to file entry applications with our remaining state PUCs for their review and expect to file actual applications in all states by the end of 2000, with FCC filings following favorable state action. See "Special Note Regarding Forward-Looking Statements " on page 1.

    LONG-TERM NUMBER PORTABILITY TARIFFS. In July 1999, the FCC issued an order on our LNP tariff that was originally effective in February 1999. The FCC's order approved a monthly cost recovery surcharge of $0.43 per access line. We estimate the surcharge will facilitate the recovery of approximately $407 of LNP implementation costs over five years. The Company successfully defended its tariffs against AT&T's objections.

    UNIVERSAL SERVICE FEES. On October 8, 1999, the FCC issued orders in response to the Fifth Circuit Court of Appeals' mandate on universal service. These orders were effective on November 1, 1999. The FCC will allow the fees the ILECs pay to support universal service to be recovered in access charges indefinitely. ILECs that wish to do so may remove the fees from access and establish a separate end user charge. The FCC also changed the rules to remove certain revenues from the base for calculating the fees. A tariff filing, effective November 1, 1999, reduced the access rates which recover these fees.

    On October 21, 1999, the FCC adopted two companion orders implementing a new universal service fund for non-rural ILECs. The orders adopted a forward-looking cost model and determined that an ILEC's costs at a study area (usually statewide) level must be greater than 135% of the nationwide average to collect from the federal fund. Under this new methodology, we will receive federal high cost funding (both rural and non-rural) for only four states versus funding for seven states in 1999. As a part of these orders, the FCC included a "hold harmless" provision. This provision allows ILECs whose collections would otherwise decrease, to continue collecting support using current methods for an indefinite period of time. The FCC will determine the phase-out period for these collections in 2000. We collected $15 in total high cost support (rural and non-rural) in 1999, which will eventually be reduced to approximately $13 under the FCC's new methodology. Because of regulatory uncertainty regarding, among other things, the duration of the "hold harmless" provision, we are currently unable to accurately estimate our federal high cost support for 2000. In 2000, we will receive federal high cost support for six states under the hold harmless provisions. The FCC has stated that non-rural carriers should look to the states to make up some or all of the shortfall in universal service support. We are in the process of seeking additional support from the states, but the likelihood of success and the amount of state support are as yet uncertain.

YEAR 2000 COSTS

    BACKGROUND. We conducted a comprehensive review of our computer-based systems and related software and took measures to ensure that such systems would properly recognize the year 2000 and continue to process beyond December 31, 1999. The systems we evaluated include systems within (i) the Public Switched Telephone Network (the "Network"), (ii) Information Technologies ("IT"), and
(iii) individual Business Units (the "Business Units").

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

    COSTS RELATING TO YEAR 2000. We spent approximately $271 from the beginning of 1997 through the end of 1999 on year 2000 projects and activities. Virtually all year 2000 related expenditures were funded through operations.

    SUMMARY. As of January 26, 2000, our Network, IT and Business Unit systems have not experienced any critical failures. To date, we have not experienced any disruption in our operations or impairment in our ability to bill or collect revenues relating to the year 2000. We do not expect to incur any additional year 2000 costs in 2000.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheet and that changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. The standard is effective for our 2001 fiscal year though earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 1999, its impact on the current year consolidated financial statements would not have been material.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (the "Bulletin") "Revenue Recognition in Financial Statements," which addresses revenue recognition issues. The Bulletin requires, in certain cases, nonrefundable up-front fees for services to be deferred and recognized over the expected period of performance. The Bulletin also requires that incremental direct costs incurred in obtaining the up-front fees be deferred and recognized over the same period as the up-front fees. The Bulletin is required to be adopted for the quarter ending March 31, 2000. We are assessing the types of transactions that may be impacted by this pronouncement. The impact of the Bulletin on the consolidated financial statements is not yet known.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U S WEST, Inc.:

    We have audited the accompanying consolidated balance sheets of U S WEST, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U S WEST, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations, changes in stockholders' equity and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

    As explained in Note 2 to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for directory publishing revenues and expenses.

ARTHUR ANDERSEN LLP

Denver, Colorado,
  January 26, 2000.

                                 U S WEST, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                              (DOLLARS IN MILLIONS, EXCEPT PER
                                                                       SHARE AMOUNTS)
Revenues:
  Local services............................................   $ 7,746     $ 7,104     $ 6,276
  Access services...........................................     2,729       2,660       2,645
  Directory services........................................     1,436       1,318       1,236
  Long-distance services....................................       584         795         897
  Other services............................................       687         518         467
                                                               -------     -------     -------
    Total operating revenues................................    13,182      12,395      11,521

Operating expenses:
  Employee-related expenses.................................     4,733       4,312       3,953
  Other operating expenses..................................     2,745       2,835       2,629
  Depreciation and amortization.............................     2,367       2,199       2,163
                                                               -------     -------     -------
    Total operating expenses................................     9,845       9,346       8,745
                                                               -------     -------     -------
Operating income............................................     3,337       3,049       2,776

Other expense (income):
  Interest expense..........................................       736         543         405
  Terminated merger--related expenses.......................       282          --          --
  Loss on sale of Global Crossing common stock..............       367          --          --
  Decline in market value of derivative financial
    instruments.............................................        56          --          --
  Other (income) expense--net...............................        (6)         87         (58)
                                                               -------     -------     -------
    Total other expense--net................................     1,435         630         347
                                                               -------     -------     -------
Income before income taxes, extraordinary item and
  cumulative effect of change in accounting principle.......     1,902       2,419       2,429
Provision for income taxes..................................       800         911         902
                                                               -------     -------     -------
Income before extraordinary item and cumulative effect of
  change in accounting principle............................     1,102       1,508       1,527
Extraordinary item--early extinguishment of debt--net of
  tax.......................................................        --          --          (3)
                                                               -------     -------     -------
Income before cumulative effect of change in accounting
  principle.................................................     1,102       1,508       1,524
Cumulative effect of change in accounting principle--net of
  tax.......................................................       240          --          --
                                                               -------     -------     -------
Net income..................................................   $ 1,342     $ 1,508     $ 1,524
                                                               =======     =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                 U S WEST, INC.

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                              (DOLLARS IN MILLIONS, EXCEPT PER
                                                                       SHARE AMOUNTS)
Basic earnings per share:
  Income before extraordinary item and cumulative effect of
    change in accounting principle..........................  $   2.18    $   3.05    $   3.16
  Extraordinary item--early extinguishment of debt..........        --          --       (0.01)
  Cumulative effect of change in accounting principle.......      0.48          --          --
                                                              --------    --------    --------
Basic earnings per share....................................  $   2.66    $   3.05    $   3.16(#)
                                                              ========    ========    ========
Basic average shares outstanding (in 000's).................   504,423     494,395     482,751
                                                              ========    ========    ========

Diluted earnings per share:
  Income before extraordinary item and cumulative effect of
    change in accounting principle..........................  $   2.16    $   3.02    $   3.13
  Extraordinary item--early extinguishment of debt..........        --          --       (0.01)
  Cumulative effect of change in accounting principle.......      0.47          --          --
                                                              --------    --------    --------
Diluted earnings per share..................................  $   2.63    $   3.02    $   3.12
                                                              ========    ========    ========
Diluted average shares outstanding (in 000's)...............   509,306     498,798     491,232
                                                              ========    ========    ========
Dividends per share.........................................  $   2.36    $   2.14    $   2.14
                                                              ========    ========    ========

Pro forma basic earnings per share:
  Income before extraordinary item..........................  $   2.18    $   3.05    $   3.16
  Pro forma adjustment(1)...................................        --        0.02        0.03
  Extraordinary item--early extinguishment of debt..........        --          --       (0.01)
                                                              --------    --------    --------
Basic earnings per share....................................  $   2.18    $   3.07    $   3.18
                                                              ========    ========    ========

Pro forma diluted earnings per share:
  Income before extraordinary item..........................  $   2.16    $   3.02    $   3.13
  Pro forma adjustment(1)...................................        --        0.02        0.03
  Extraordinary item--early extinguishment of debt..........        --          --       (0.01)
                                                              --------    --------    --------
Diluted earnings per share..................................  $   2.16    $   3.04    $   3.15
                                                              ========    ========    ========

------------------------------

(1) Reflects the after-tax effect of the change in accounting method for directory revenues and expenses.

#  Does not foot due to rounding of individual components.

   The accompanying notes are an integral part of the consolidated financial statements.

                                 U S WEST, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS,
                                                                EXCEPT PER SHARE
                                                                    AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $    78     $    49
  Accounts receivable less allowance for uncollectibles
    of $88 and $69, respectively............................     2,455       1,743
  Receivable from sale of Global Crossing Ltd. common
    stock...................................................     1,140          --
  Inventories and supplies..................................       272         197
  Deferred directory costs..................................        85         274
  Deferred tax assets.......................................        46         151
  Prepaid and other.........................................       116          78
                                                               -------     -------
Total current assets........................................     4,192       2,492

Property, plant and equipment--net..........................    16,404      14,908
Investments.................................................     1,234          63
Other assets--net...........................................     1,386         944
                                                               -------     -------
Total assets................................................   $23,216     $18,407
                                                               =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................   $ 2,882     $ 1,277
  Accounts payable..........................................     1,700       1,347
  Accrued expenses..........................................     1,840       1,702
  Advance billings and customer deposits....................       344         370
                                                               -------     -------
Total current liabilities...................................     6,766       4,696

Long-term debt..............................................    10,189       8,642
Postretirement and other postemployment benefit
  obligations...............................................     2,890       2,643
Deferred income taxes.......................................     1,191         786
Unamortized investment tax credits..........................       161         159
Deferred credits and other..................................       764         726

Commitments and Contingencies (Note 15)

Stockholders' equity:
  Preferred stock--$1.00 par value, 190,000,000 shares
    authorized, none issued and outstanding.................        --          --
  Series A junior preferred stock--$1.00 par value
    10,000,000 shares authorized, none issued and
    outstanding.............................................        --          --
  Common stock--$0.01 par value, 2,000,000,000 shares
    authorized, 506,554,982 and 503,207,058 issued,
    506,250,979 and 502,903,055 outstanding.................       656         532
  Retained earnings.........................................       377         223
  Accumulated other comprehensive income....................       222          --
                                                               -------     -------
Total stockholders' equity..................................     1,255         755
                                                               -------     -------
Total liabilities and stockholders' equity..................   $23,216     $18,407
                                                               =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                 U S WEST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income..................................................  $ 1,342    $ 1,508    $ 1,524
  Adjustments to net income:
    Depreciation and amortization...........................    2,367      2,199      2,163
    Loss on sale of Global Crossing common stock............      367         --         --
    Loss on change in market value of derivatives...........       56         --         --
    Gains on sales of local telephone exchanges.............       --         --        (77)
    Gain on sale of investment in Bellcore..................       --         --        (53)
    Asset impairment........................................       --         35         --
    Cumulative effect of change in accounting principle.....     (240)        --         --
    Deferred income taxes and amortization of investment tax
      credits...............................................      225        106        (15)
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (126)       (26)       (60)
    Inventories, supplies and other current assets..........     (106)       (12)       (63)
    Accounts payable, accrued expenses and advance
      billings..............................................      345        (13)       487
    Other...................................................      316        130        285
                                                              -------    -------    -------
  Cash provided by operating activities.....................    4,546      3,927      4,191
                                                              -------    -------    -------

INVESTING ACTIVITIES
  Expenditures for property, plant and equipment............   (3,944)    (2,672)    (2,168)
  Proceeds from (payments on) disposals of property, plant
    and equipment...........................................      (49)       (30)        22
  Investment in Global Crossing Ltd. common stock...........   (2,464)        --         --
  Proceeds from sales of local telephone exchanges..........       --         --         67
  Proceeds from sale of investment in Bellcore..............       --         --         65
  Other.....................................................       (5)       (67)       (73)
                                                              -------    -------    -------
  Cash used for investing activities........................   (6,462)    (2,769)    (2,087)
                                                              -------    -------    -------

FINANCING ACTIVITIES
  Net proceeds from (repayments of) short-term debt.........    1,304        887       (640)
  Proceeds from issuance of long-term debt..................    2,062      3,781         29
  Repayments of long-term debt..............................     (336)      (442)      (446)
  Dividends paid on common stock............................   (1,187)    (1,056)      (992)
  Proceeds from issuance of common stock....................      102         88         75
  Repayment of Old U S WEST debt in connection with the Dex
    Alignment...............................................       --     (3,829)        --
  Net (repayments of) proceeds from issuance of Old
    U S WEST short-term debt................................       --       (198)       153
  Dividends paid to Old U S WEST............................       --       (194)      (336)
  Payment to Old U S WEST for debt refinancing costs........       --       (140)        --
  Return of capital from Old U S WEST.......................       --         13         --
  Purchases of treasury stock...............................       --        (46)        --
                                                              -------    -------    -------
  Cash provided by (used for) financing activities..........    1,945     (1,136)    (2,157)
                                                              -------    -------    -------

CASH AND CASH EQUIVALENTS
  Increase (decrease).......................................       29         22        (53)
  Beginning balance.........................................       49         27         80
                                                              -------    -------    -------
  Ending balance............................................  $    78    $    49    $    27
                                                              =======    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                 U S WEST, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   RETAINED
                                            U S WEST       PRE-                 EARNINGS/OTHER
                                             COMMON     SEPARATION    COMMON    COMPREHENSIVE
                                             STOCK        EQUITY      STOCK         INCOME        TOTAL
                                           ----------   ----------   --------   --------------   --------
                                           (SHARES IN
                                           THOUSANDS)
BALANCE, JANUARY 1, 1997.................    480,457      $ 4,085    $    --       $    --       $ 4,085
  Net income.............................         --        1,524         --            --         1,524
  Dividends declared on common stock.....         --       (1,034)        --            --        (1,034)
  Dividends declared to Old U S WEST.....         --         (347)        --            --          (347)
  Common stock issuances.................      4,058          138         --            --           138
  Other..................................         --            1         --            --             1
                                             -------      -------    -------       -------       -------
BALANCE, DECEMBER 31, 1997...............    484,515        4,367         --            --         4,367
  Net income from January 1 to June 12,
    1998.................................         --          747         --            --           747
  Dividends declared on common stock.....         --         (528)        --            --          (528)
  Dividends declared to Old U S WEST.....         --         (159)        --            --          (159)
  Common stock issuances.................      1,100           55         --            --            55
  Return of capital from Old
    U S WEST.............................         --           13         --            --            13
  Treasury stock purchases...............       (574)         (32)        --            --           (32)
  Other..................................         --            2         --            --             2
JUNE 12, 1998 SEPARATION:
  Contributed capital from Old U S WEST
    upon Separation, excluding assumption
    of debt..............................         --       (4,465)     4,465            --            --
  Repayment of Dex Indebtedness to
    MediaOne.............................         --           --     (3,829)           --        (3,829)
  Issuance of common stock to MediaOne
    stockholders net of repurchases......     16,646           --        850            --           850
  Distribution to MediaOne stockholders
    for Dex Dividend.....................         --           --       (850)           --          (850)
  Dividend to MediaOne for share of Old
    U S WEST's debt refinancing costs....         --           --       (140)           --          (140)
  Common stock issuances.................      1,521           --         58            --            58
  Treasury stock purchases...............       (305)          --        (15)           --           (15)
  Net income from June 13 to
    December 31, 1998....................         --           --         --           761           761
  Dividends declared on common stock.....         --           --         --          (538)         (538)
  Other..................................         --           --         (7)           --            (7)
                                             -------      -------    -------       -------       -------
BALANCE, DECEMBER 31, 1998...............    502,903           --        532           223           755
  Net income.............................         --           --         --         1,342         1,342
  Other comprehensive income:
    Unrealized gains on securities.......         --           --         --           222           222
                                             -------      -------    -------       -------       -------
  Total comprehensive income.............         --           --         --         1,564         1,564
  Dividends declared on common stock.....         --           --         --        (1,187)       (1,187)
  Common stock issuances.................      3,348           --        124            --           124
  Other..................................         --           --         --            (1)           (1)
                                             -------      -------    -------       -------       -------
BALANCE, DECEMBER 31, 1999...............    506,251      $    --    $   656       $   599       $ 1,255
                                             =======      =======    =======       =======       =======

   The accompanying notes are an integral part of the consolidated financial statements

                                 U S WEST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 1: U S WEST SEPARATION

    On June 12, 1998, our former parent company ("Old U S WEST"), separated into two independent companies (the "Separation"). Old U S WEST conducted its businesses through two groups: (i) the U S WEST Communications Group (the "Communications Group"), which included the communications businesses of Old
U S WEST, and (ii) the U S WEST Media Group (the "Media Group"), which included the multimedia and directories businesses of Old U S WEST. As part of the Separation, Old U S WEST contributed to us the businesses of the Communications Group and the domestic directories business of the Media Group known as U S WEST Dex, Inc. ("Dex"). The alignment of Dex with U S WEST, Inc. (the "Company" or "U S WEST") is referred to in this document as the "Dex Alignment." Old U S WEST continues to operate as an independent public company comprised of the businesses of the Media Group other than Dex and has been renamed MediaOne Group, Inc.

    In connection with the Dex Alignment, (i) Old U S WEST distributed to holders of Media Group common stock, approximately 16,341,000 shares of our common stock (net of the redemption of approximately 305,000 fractional shares) with an aggregate value of $850 (the "Dex Dividend"); and (ii) we refinanced $3,900 of Old U S WEST debt (the "Dex Indebtedness"), formerly allocated to Media Group.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The consolidated financial statements include the consolidated historical results of operations, financial position and cash flows of the businesses that comprise the Communications Group and Dex, as if such businesses operated as a separate entity for all periods and as of all dates presented. However, certain financial effects of the Separation and the Dex Alignment, including interest expense associated with refinancing the Dex Indebtedness and the dilutive effect of the Dex Dividend, are not reflected in the accompanying historical consolidated statements of income prior to the Separation.

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

    Certain reclassifications of prior year amounts within the consolidated financial statements have been made to conform to the current year presentation.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CHANGE IN ACCOUNTING METHOD. Prior to 1999, Dex recognized revenues and expenses related to publishing directories using the "deferral method," under which revenues and expenses were recognized

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) over the lives of the directories, generally one year. Effective the fourth quarter of 1999, Dex changed to the "point of publication" method of accounting, which recognizes revenues and expenses at the time the related directory is published. The change in methodology was made to align our revenue and expense policy with the earnings process and to better reflect the operating activity of the business. The accounting change resulted in a one-time increase in net income of $240 (net of income tax of $153), or $0.47 per diluted share, which is reported as a cumulative effect (as of January 1, 1999) of a change in accounting principle. We restated our 1999 quarterly results of operations to give effect to the point of publication method (see Note 16) which increased net income by $13 or $0.03 per diluted share as compared to results that would have been reported under the deferral method. On a restated basis, use of the point of publication method would have increased net income in 1998 and 1997, by $12 and $16, respectively.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates.

    INVENTORIES AND SUPPLIES. New and reusable materials of our regulated business are carried at average cost, except for significant individual items that are valued based on specific costs. Non-reusable material is carried at its estimated salvage value. Inventories of our nonregulated businesses are carried at the lower of cost or market on a first-in, first-out basis.

    PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is carried at cost. The majority of property, plant and equipment is depreciated using straight-line group methods. Under the group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. Certain unregulated assets are depreciated using straight-line unit methods. When such depreciable property is retired or sold, the resulting gain or loss is included in income. The depreciable lives used for the major categories of property, plant and equipment are as follows:

CATEGORY                                                      LIFE (YEARS)
--------                                                      ------------
Buildings...................................................    19-40
Telecommunications network equipment........................     8-14
Telecommunications outside plant............................     8-57
General purpose computers and other.........................     2-17

    Interest related to qualifying construction projects is capitalized and reflected as a reduction of interest expense. Amounts capitalized were $27, $25 and $20 in 1999, 1998 and 1997, respectively.

    VALUATION OF LONG-LIVED ASSETS. We assess the impairment of long-lived assets such as property, plant and equipment, goodwill and software when changes in circumstances indicate that their carrying value may not be recoverable. If the total expected future cash flows or salvage value is less than the carrying value of the asset, a loss is recognized.

    COMPUTER SOFTWARE. On January 1, 1999, we adopted the accounting provisions required by the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software. Adoption of the SOP resulted in an increase in net income for 1999 of $180, or $0.35 per diluted share.

    Capitalized computer software costs of $618 and $196 at December 31, 1999 and 1998, respectively, are recorded in property, plant and equipment and other assets--net. Amortization of capitalized computer software costs totaled $108, $84 and $78 in 1999, 1998 and 1997, respectively.

    MARKETABLE SECURITIES. All marketable securities are classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are determined on the specific identification method and presented as a component of accumulated other comprehensive income within stockholders' equity.

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

    Equity swaps are used to tailor our risk exposure to changes in the market price of Global Crossing Ltd. ("Global Crossing") common stock. Under equity swaps, we agree with another party to exchange payments based on a notional amount, at specific intervals over a defined term. In exchange, for making payments based upon an interest rate index we receive (render) payments based upon increases (decreases) in the market price of Global Crossing common stock. Collar agreements have been secured

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) which limit the magnitude of the payments we receive (render) if the market price of Global Crossing common stock increases (decreases).

    REVENUE RECOGNITION. Local telephone, wireless and Internet services are generally billed in advance with revenues recognized when services are provided. Revenues derived from exchange access, long-distance services and wireless airtime usage are recognized as services are provided.

    ADVERTISING COSTS. Costs related to advertising are expensed as incurred. Advertising expense was $308, $263 and $214 in 1999, 1998 and 1997, respectively.

    INCOME TAXES. The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. For financial statement purposes, investment tax credits are amortized over the lives of the related property, plant and equipment.

    STOCK OPTIONS. Stock incentive plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized for options granted to employees at fair market value, except when the plan is determined to be variable in nature.

    NEW ACCOUNTING STANDARDS. On June 15, 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheets and changes in fair value are generally recognized currently in earnings unless specific hedge accounting criteria are met. This standard is effective for our 2001 fiscal year, although earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 1999, its impact on the financial statements would not have been material.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (the "Bulletin"), "Revenue Recognition in Financial Statements," which addresses revenue recognition issues. The Bulletin requires, in certain cases, nonrefundable up-front fees for services to be deferred and recognized over the expected period of performance. The Bulletin also requires that incremental direct costs incurred in obtaining the up-front fees be deferred and recognized over the same period as the up-front fees. The Bulletin is required to be adopted for the quarter ending March 31, 2000. We are assessing the types of transactions that may be impacted by this pronouncement. The impact of the Bulletin on the consolidated financial statements is not yet known.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

    The components of property, plant and equipment are as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Land and buildings........................................  $ 2,535    $ 2,491
Telecommunications network equipment......................   15,828     14,750
Telecommunications outside plant..........................   15,021     14,342
General purpose computers and other.......................    3,396      3,374
Construction in progress..................................    1,346        681
                                                            -------    -------
                                                            $38,126    $35,638
                                                            -------    -------
Less accumulated depreciation:
  Buildings...............................................  $   771    $   748
  Telecommunications network equipment....................    9,059      8,950
  Telecommunications outside plant........................    9,642      9,151
  General purpose computers and other.....................    2,250      1,881
                                                            -------    -------
                                                             21,722     20,730
                                                            -------    -------
Property, plant and equipment--net........................  $16,404    $14,908
                                                            =======    =======

    ASSET IMPAIRMENT. During 1998, we recorded a non-cash charge of $21 (net of a $14 income tax benefit) related to the impairment of certain long-lived assets associated with our video operations in Omaha, Nebraska. The impaired assets primarily consisted of underground cable and hardware. Technological advances permitted us to pursue and use more economical digital subscriber line ("DSL") technology in cable overbuild situations. Because the projected future cash flows were less than the assets' carrying values, an impairment loss was recognized in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The amount of impairment was determined based on the net present value of the expected future cash flows of the video operations, discounted at our cost of capital. The pretax charge is recorded in "other operating expenses" within the consolidated statements of income.

    LEASING ARRANGEMENTS. Certain office facilities, real estate and equipment are used in operations under operating leases. Rent expense under operating leases for 1999, 1998 and 1997 was $269, $210 and $235, respectively. At December 31, 1999, the future minimum rental payments under noncancelable operating leases for the years 2000 through 2004 and thereafter are $190, $191, $147, $132, $146 and $663, respectively.

    SALE OF EXCHANGES. In June 1999, we entered into a series of definitive agreements to sell local-exchange telephone properties serving approximately 530,000 access lines in nine states for approximately $1,650 in cash, subject to adjustment. Approval of the sale is subject to review by federal and state regulatory agencies. The transfer of ownership, which will occur on a state-by-state basis, is expected to be completed over the next two years. We are planning the sale of approximately 270,000 additional access

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 3: PROPERTY, PLANT AND EQUIPMENT (CONTINUED) lines in New Mexico and Washington. In accordance with FAS No. 121, we ceased depreciation on the access lines in 1999.

NOTE 4: ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Employee compensation.......................................   $  439     $  434
Dividends payable...........................................      271        269
Accrued property taxes......................................      218        190
Other.......................................................      912        809
                                                               ------     ------
Total accrued expenses......................................   $1,840     $1,702
                                                               ======     ======

NOTE 5: DEBT

SHORT-TERM DEBT

    The components of short-term debt were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Commercial paper............................................   $1,265     $  951
Current portion of long-term debt...........................    1,617        326
                                                               ------     ------
Total.......................................................   $2,882     $1,277
                                                               ======     ======

    The weighted-average interest rate on commercial paper was 6.53% and 5.70% at December 31, 1999 and 1998, respectively.

    We maintain commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. We enter into lines of credit as backup facilities in issuing commercial paper. At December 31, 1999, we have lines of credit totaling $3,050, which expire in 2000. Commitment fees on the unused portion of the lines range from 0.06% to 0.25%. As of December 31, 1999, there was no outstanding balance. To the extent we continue our commercial paper programs, we plan to renew our lines of credit.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 5: DEBT (CONTINUED)
LONG-TERM DEBT

    Interest rates and maturities of long-term debt at December 31 were as follows:

                                                              MATURITIES
                                        ------------------------------------------------------    TOTAL      TOTAL
INTEREST RATES                            2001       2002       2003       2004     THEREAFTER     1999       1998
--------------                          --------   --------   --------   --------   ----------   --------   --------
Up to 5%..............................   $   --      $100       $ 50       $ --       $   --     $   150     $  240
Above 5% to 6%........................       50        --         --         99          430         579        578
Above 6% to 7%........................    1,427       749         43         --        4,392       6,611      5,575
Above 7% to 8%........................       --        --         62        749        1,556       2,367      1,618
Above 8% to 9%........................       --        --         --         --          243         243        243
Above 9% to 10%.......................       --        --         --         --           --          --        175
                                         ------      ----       ----       ----       ------     -------     ------
                                         $1,477      $849       $155       $848       $6,621       9,950      8,429
                                         ======      ====       ====       ====       ======
Capital lease obligations.............                                                               115        122
Other.................................                                                               124         91
                                                                                                 -------     ------
Total.................................                                                           $10,189     $8,642
                                                                                                 =======     ======

    Long-term debt consists principally of debentures and medium-term notes.

    In June 1998, U S WEST Capital Funding, Inc., a wholly-owned financing subsidiary, issued approximately $4,100 in new debt securities, of which approximately $1,000 was short-term commercial paper. Approximately $3,830 in proceeds from the issuance of these securities were used to repay Old U S WEST debt in connection with the Dex Alignment. The remaining proceeds were primarily used to fund our share of operating expenses and debt refinancing costs incurred by Old U S WEST that were directly attributable to the Separation. In addition, we refinanced approximately $200, including $70 of Dex debt, assumed in the Dex Alignment.

    Interest paid by us, net of amounts capitalized, was $595, $640, and $394 in 1999, 1998 and 1997, respectively.

    At December 31, 1999, we have a $1,000 line of credit which expires in 2003. The line has a commitment fee on the unused portion of the line of 0.15%. As of December 31, 1999, there was no outstanding balance.

FINANCIAL CONTRACTS

    The following table summarizes the terms of outstanding interest rate, cross-currency and equity swaps at December 31, 1999 and 1998. Variable rates are indexed to two- and ten-year constant maturity U. S. Treasuries. Cross-currency swaps are tied to the Swiss Franc. Rates received in the equity swaps are

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 5: DEBT (CONTINUED)
tied to LIBOR. Equity collars have been entered into in conjunction with equity swaps to limit the magnitude of any gains or losses on the equity swaps.

                                          DECEMBER 31, 1999                             DECEMBER 31, 1998
                             -------------------------------------------   -------------------------------------------
                                                          WEIGHTED-                                     WEIGHTED-
                                                           AVERAGE                                       AVERAGE
                                                            RATE                                          RATE
                             NOTIONAL                -------------------   NOTIONAL                -------------------
                              AMOUNT    MATURITIES   RECEIVE      PAY       AMOUNT    MATURITIES   RECEIVE      PAY
                             --------   ----------   --------   --------   --------   ----------   --------   --------
Variable to fixed..........   $   --         --         --%         --%      $155          1999      5.16%      6.24%
Cross-currency.............      133       2001         --        6.51        204     1999-2001        --       6.55
Equity.....................    1,140       2001         --        6.41         --            --        --         --

    At December 31, 1999, deferred credits of $7 and deferred charges of $49 on closed forward contracts are included as part of the carrying value of the underlying debt. The deferred credits and charges are recognized as yield adjustments over the life of the debt that matures at various dates through 2043.

    In the event we are owed money under the swap agreements, we could be exposed to risk in the event of nonperformance by counterparties. We manage this exposure by monitoring the credit standing of the counterparties and establishing dollar and term limitations that correspond to the respective credit rating of each counterparty. As of December 31, 1999, we do not believe that we have any exposure to any individual counterparty.

NOTE 6: FAIR VALUES OF FINANCIAL INSTRUMENTS

    Fair values of cash equivalents and current amounts receivable and payable approximate carrying values due to their short-term nature.

    The fair values of interest rate, total return and cross-currency swaps are based on estimated amounts we would receive or pay to terminate such agreements allowing for current interest/foreign exchange rates, market price of Global Crossing common shares and creditworthiness of the counterparties.

    The fair values of long-term debt are based on quoted market prices where available or, if not available, based on discounting future cash flows using current interest rates. Fair value of equity investments is based on market prices quoted by stock exchanges.

                                                         DECEMBER 31,
                                         ---------------------------------------------
                                                 1999                    1998
                                         ---------------------   ---------------------
                                         CARRYING                CARRYING
                                          VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                         --------   ----------   --------   ----------
Debt (includes short-term portion).....  $13,071      $12,112     $9,919      $10,342
Swap agreements--liabilities...........       --          (36)        --           24
Equity swaps/collars...................      (56)         (56)        --           --
Equity investments.....................      868        1,234         --           --

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 7: STOCKHOLDERS' EQUITY

    COMMON STOCK. Prior to the Separation, Old U S WEST had two separate classes of outstanding common stock; U S WEST Communications Group common stock (the "Communications Stock") and U S WEST Media Group common stock (the "Media Stock"). In conjunction with the Separation, on June 12, 1998, Old U S WEST redeemed each issued and outstanding share of Communications Stock (other than shares of Communications Stock held as treasury stock) for one share of U S WEST common stock. Each share of Communications Stock held as treasury stock by Old U S WEST was cancelled. For presentation purposes, Communications Stock shares outstanding prior to June 12, 1998 are shown as U S WEST shares.

    DIVIDENDS. We declared dividends of $2.36 and $2.14 per share of common stock during 1999 and 1998, respectively. Prior to the Separation date, we paid dividends monthly to Old U S WEST based on Dex's net income adjusted for the amortization of intangibles.

    OTHER COMPREHENSIVE INCOME. Components of other comprehensive income consist of the following:

                                                                1999
                                                              --------
Unrealized gains on marketable securities...................   $ 366
Income tax expense..........................................    (144)
                                                               -----
Other comprehensive income..................................   $ 222
                                                               =====

    Unrealized gains on marketable securities include reclassification adjustments of $454 pertaining to net realized losses from the sale of securities. The income tax expense includes net reclassification adjustments of $176 related to the sale of securities.

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

    In connection with the Separation, the unallocated shares in the LESOP as of June 12, 1998, were split between us and MediaOne. We received 342,814 and 196,014 shares of U S WEST and MediaOne common stock, respectively. We sold the MediaOne common stock in the open market, the proceeds of which were used to acquire shares of our common stock for matching contributions. As of December 31, 1999, all of such unallocated shares received by us from the LESOP had been allocated to participant accounts.

    As a result of the Separation, we assumed sponsorship of the Old U S WEST Savings Plan which covers substantially all our employees (the "U S WEST Savings Plan"), and MediaOne adopted a new plan ("MediaOne Savings Plan"), covering eligible employees of MediaOne. Existing account balances of such

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 7: STOCKHOLDERS' EQUITY (CONTINUED)
MediaOne employees were transferred from the Old U S WEST Savings Plan to the MediaOne Savings Plan.

    As of October 1998, we had utilized all the unallocated shares of the LESOP for purposes of making matching contributions. Through this time period, we recognized contribution expense based upon the cash payments method as specified in SOP 76-3, "Accounting Practices for Certain Employee Stock Ownership Plans."

    Subsequent to October 1998, for the remainder of 1998, we made $14 of cash contributions to the U S WEST Savings Plan, which utilized the cash to purchase shares of common stock in the open market. Compensation expense for this period was equal to our cash contributions. The following LESOP information applies to the time period contributions were accounted for under SOP 76-3.

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                 1999        1998       1997
                                                              ----------   --------   --------
Benefit expense.............................................  $      --      $84        $74
Interest expense............................................         --        3          6
                                                              ----------     ---        ---
Total expense...............................................  $      --      $87        $80
                                                              ==========     ===        ===
Dividends for debt service..................................  $      --      $ 1        $ 3
                                                              ==========     ===        ===

    STOCKHOLDERS' RIGHTS PLAN. Our board of directors has adopted a stockholders' rights plan which, in the event of a takeover attempt, would entitle existing stockholders to certain preferential rights. These rights expire on June 1, 2008 and are redeemable by us at any time prior to the date they become effective.

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

    The following reflects the computation of diluted earnings per share on a historical basis for 1999, 1998 and 1997 and basic and diluted earnings per share for 1998 on a pro forma basis. Income and earnings per share are before an extraordinary item and the cumulative effect of change in accounting principle.

                                 U S WEST, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 8: EARNINGS PER SHARE (CONTINUED)
The earnings per share amounts presented on the consolidated statements of income may not foot due to rounding of individual components.

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
HISTORICAL DILUTED EARNINGS PER SHARE                1999       1998       1997
-------------------------------------              --------   --------   --------
                                                       (SHARES IN THOUSANDS)
Income...........................................  $ 1,102    $ 1,508    $ 1,527
Interest on convertible zero coupon subordinated
  notes, net of tax..............................       --         --          9
                                                   -------    -------    -------
Income used for diluted earnings per share.......  $ 1,102    $ 1,508    $ 1,536
                                                   =======    =======    =======
Basic weighted average shares....................  504,423    494,395    482,751
Effect of dilutive securities:
  Stock options..................................    4,883      4,403      2,386
  Convertible zero coupon subordinated notes.....       --         --      6,095
                                                   -------    -------    -------
Diluted weighted average shares..................  509,306    498,798    491,232
                                                   =======    =======    =======
Diluted earnings per share.......................  $  2.16    $  3.02    $  3.13
                                                   =======    =======    =======

                                                                 YEAR ENDED
PRO FORMA BASIC EARNINGS PER SHARE                            DECEMBER 31, 1998
----------------------------------                          ---------------------
                                                            (SHARES IN THOUSANDS)
Income....................................................          $ 1,508
Pro forma adjustment(1)...................................              (72)
                                                                    -------
Pro forma income..........................................          $ 1,436
                                                                    =======
Basic weighted average shares(2)..........................          494,395
Pro forma adjustment(3)...................................            7,432
                                                                    -------
Pro forma basic weighted average shares...................          501,827
                                                                    =======
Pro forma basic earnings per share........................          $  2.86
                                                                    =======

                                                                 YEAR ENDED
PRO FORMA DILUTED EARNINGS PER SHARE                          DECEMBER 31, 1998
------------------------------------                        ---------------------
                                                            (SHARES IN THOUSANDS)
Pro forma income..........................................          $ 1,436
                                                                    =======
Basic weighted average shares(2)..........................          494,395
Effect of dilutive securities:
  Stock options...........................................            4,403
Pro forma adjustment(3)...................................            7,432
                                                                    -------
Pro forma diluted weighted average shares.................          506,230
                                                                    =======
Pro forma diluted earnings per share......................          $  2.84
                                                                    =======

------------------------------

(1) Reflects incremental (after-tax) interest expense associated with the Dex Indebtedness from the beginning of the year through the Separation.

(2) Historical average shares assume a one-for-one conversion of historical Communications Stock outstanding into shares of U S WEST as of the Separation.

(3) Reflects the issuance of approximately 16,341,000 shares of common stock (net of the redemption of approximately 305,000 fractional shares) issued in connection with the Dex Alignment as if the shares had been issued at the beginning of the year.

NOTE 9: STOCK INCENTIVE PLANS

   We maintain stock incentive plans for employees and nonemployees, primarily members of the board of directors. The 1998 U S WEST Stock Plan (the "Plan"), under which we may grant awards in the form of stock options, stock appreciation rights, restricted stock and phantom units, as well as substitute stock options and restricted stock awards, was approved by stockholders on June 12, 1998, in connection with the Separation. The Plan is a successor plan to the Amended 1994 Stock Plan (the "Predecessor Plan"), under which shares of Communications Stock were previously issued. No further grants may be made under the Predecessor Plan.

    Effective June 12, 1998, each outstanding Communications Group stock option was converted into one U S WEST stock option, whether held by U S WEST or MediaOne employees. Each option granted under the Plan has the same terms, conditions, exercise price, vesting and restrictions as the Communications Group stock awards it replaced.

    Under the Plan, a maximum of 4.8 million shares could be granted in 1998. Thereafter, the maximum aggregate number of shares of stock granted in any calendar year for all purposes under the Plan is one percent (1.00%) of the shares outstanding (excluding shares held in our treasury) on the first day of such year. For 1999, a maximum of 5.0 million shares could be granted. In the event that fewer than the full aggregate number of shares available for issuance in any year are issued in any calendar year, the shares not issued shall be added to the shares available for issuance in any subsequent year or years. The options' exercise price is equal to the fair market value of the common stock on the date of the grant. Options granted vest over periods up to five years and may be exercised no later than 10 years after the grant date.

    In June 1999, the U S WEST board of directors approved the 1999 U S WEST Stock Plan for Non-Executives. Under this plan, we may grant awards in the form of stock options, stock appreciation rights, common stock, restricted common stock and phantom units. A total of 12 million shares were registered.

    FAS No. 123, "Accounting for Stock-Based Compensation," requires the fair value of stock options to be calculated using an option pricing model. We have elected the "pro forma, disclosure only" option permitted under FAS No. 123, instead of recording a charge to operations, as shown below:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
Net income:
  As reported.......................................   $1,342     $1,508     $1,524
  Adjusted for FAS No. 123..........................    1,293      1,479      1,511
Earnings per share:
  As reported--basic................................   $ 2.66     $ 3.05     $ 3.16
  As reported--diluted..............................     2.63       3.02       3.12
  Adjusted for FAS No. 123--basic...................     2.56       2.99       3.13
  Adjusted for FAS No. 123--diluted.................     2.54       2.97       3.10

    Because the FAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not represent that expected in future years.

    Following are the weighted-average assumptions used with the Black-Scholes option-pricing model to estimate the fair value of options granted during 1999, 1998 and 1997:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
Risk-free interest rate.............................      5.6%       5.5%       6.4%
Expected dividend yield.............................      0.0%       4.2%       5.8%
Expected option life (years)........................      4.0        4.0        4.0
Expected stock price volatility.....................     57.0%      22.9%      25.0%
Weighted average grant date fair value..............   $27.87     $ 8.75     $ 5.70

    The expected dividend yield for the 1999 assumptions was primarily based upon the proposed merger with Qwest Communications International Inc. ("Qwest") and the dividend policy following the close of the Qwest merger as stipulated in the Agreement and Plan of Merger between U S WEST and Qwest (the "Merger Agreement"). According to the Merger Agreement, the combined company will pay initial quarterly dividends of $0.0125 per share. However, we may change our dividend policy before the merger.

    Information on outstanding options is summarized as follows (shares in thousands):

                                                       NUMBER OF   WEIGHTED AVG.
                                                        SHARES     EXERCISE PRICE
                                                       ---------   --------------
Outstanding January 1, 1997..........................   11,413         $26.67
  Granted............................................    9,492          34.87
  Exercised..........................................   (2,649)         25.41
  Canceled or expired................................     (637)         27.54
                                                        ------
Outstanding December 31, 1997........................   17,619          31.23
  Granted............................................    9,589          50.81
  Exercised..........................................   (2,480)         23.03
  Canceled or expired................................     (700)         36.99
                                                        ------
Outstanding December 31, 1998........................   24,028          38.45
  Granted............................................   12,569          53.96
  Exercised..........................................   (3,010)         32.20
  Canceled or expired................................   (1,189)         40.43
                                                        ------
Outstanding December 31, 1999........................   32,398         $44.14
                                                        ======

    The outstanding options at December 31, 1999, have the following characteristics (shares in thousands):

                                   OUTSTANDING OPTIONS              EXCERCISABLE OPTIONS
                          --------------------------------------   -----------------------
                                         WEIGHTED-     WEIGHTED-                 WEIGHTED-
                                          AVERAGE       AVERAGE                   AVERAGE
                            NUMBER       REMAINING     EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE     PRICE
------------------------  -----------   ------------   ---------   -----------   ---------
$0.00 - $33.25..........   9,747,164        6.33        $26.64      8,630,916     $29.56
$33.63 - $51.31.........   8,715,254        7.84         45.13      4,315,642      43.43
$51.38 - $54.31.........   9,758,454        9.38         53.54         96,400      52.58
$54.38 - $72.63.........   4,177,142        9.29         60.94         92,488      58.56
                          ----------        ----        ------     ----------     ------
  Total.................  32,398,014        8.04        $44.14     13,135,446     $34.49
                          ==========        ====        ======     ==========     ======

    Options to purchase 5,924,251 and 5,299,955 shares of common stock at weighted-average exercise prices of $30.15 and $25.72 were exercisable at December 31, 1998 and 1997, respectively.

    Approximately 8 million shares of common stock were available for grant at December 31, 1999. Approximately 32 million shares of common stock were reserved for issuance at December 31, 1999.

NOTE 10: EMPLOYEE BENEFITS

PENSION, POSTRETIREMENT AND OTHER POST EMPLOYMENT BENEFITS

    We have a noncontributory defined benefit pension plan (the "Pension Plan") for substantially all management and occupational employees and postretirement healthcare and life insurance plans for retirees. We also provide post employment benefits for certain former employees.

    Prior to the Separation, we participated in the defined benefit pension plan and postretirement healthcare and life insurance plans sponsored by Old
U S WEST. Accordingly, our financial statements for periods prior to the Separation reflect an allocation of costs from Old U S WEST for its employees and retirees while they were included in Old U S WEST's plans.

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

    Pension benefits for management employees are based upon their salary and years of service while occupational employee benefits are based upon job classification and years of service. Pension and postretirement costs are recognized over the period in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Our funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required in 1999, 1998 or 1997.

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

    The portion of the pension credit applicable to U S WEST was $33 in 1997. The components of the pension credit are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          1999       1998       1997
                                                        --------   --------   --------
Details of pension cost (credit):
  Service cost........................................   $ 203      $ 189      $ 176
  Interest cost.......................................     658        639        625
  Expected return on plan assets......................    (935)      (852)      (759)
  Amortization of transition asset....................     (79)       (79)       (80)
  Amortization of prior service cost..................       2          2          2
                                                         -----      -----      -----
Net pension credit....................................   $(151)     $(101)     $ (36)
                                                         =====      =====      =====

    The portion of the postretirement benefit cost applicable to U S WEST was $179 in 1997. The components of the postretirement benefit cost are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          1999       1998       1997
                                                        --------   --------   --------
Details of postretirement benefit cost:
  Service cost........................................   $  70      $  72      $  66
  Interest cost.......................................     326        319        296
  Expected return on plan assets......................    (229)      (213)      (174)
  Amortization of prior service cost..................      20         19         19
  Recognized actuarial gain...........................     (28)       (30)       (28)
                                                         -----      -----      -----
Total postretirement benefit cost.....................   $ 159      $ 167      $ 179
                                                         =====      =====      =====

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

    Following is a reconciliation of the benefit obligation for the pension and postretirement plans:

                                                                     POSTRETIREMENT
                                                   PENSION              BENEFITS
                                             -------------------   -------------------
                                                 YEAR ENDED            YEAR ENDED
                                                DECEMBER 31,          DECEMBER 31,
                                             -------------------   -------------------
                                               1999       1998       1999       1998
                                             --------   --------   --------   --------
Benefit obligation at beginning of year....  $ 9,622     $9,167     $4,825     $4,406
Service cost...............................      203        189         70         72
Interest cost..............................      658        639        326        319
Actuarial (gain) loss......................     (884)       499       (690)       297
Plan amendments............................       --         --          4       (105)
Divestitures...............................       --       (224)        --        (23)
Benefits paid..............................     (722)      (648)      (191)      (141)
                                             -------     ------     ------     ------
Benefit obligation at end of year..........  $ 8,877     $9,622     $4,344     $4,825
                                             =======     ======     ======     ======

    Following is a reconciliation of the change in the fair value of plan assets for the pension and postretirement plans:

                                                                    POSTRETIREMENT
                                                  PENSION              BENEFITS
                                            -------------------   -------------------
                                                YEAR ENDED            YEAR ENDED
                                               DECEMBER 31,          DECEMBER 31,
                                            -------------------   -------------------
                                              1999       1998       1999       1998
                                            --------   --------   --------   --------
Fair value of plan assets at beginning of
  year....................................  $12,925    $12,260     $2,604     $2,413
Actual return on plan assets..............    2,509      1,579        575        264
Employer contributions/(withdrawals)......       --         --       (212)        18
Divestitures..............................       (8)      (212)        (1)        (4)
Section 420 transfer......................     (111)       (54)       111         54
Benefits paid.............................     (722)      (648)      (191)      (141)
                                            -------    -------     ------     ------
Fair value of plan assets at end of
  year....................................  $14,593    $12,925     $2,886     $2,604
                                            =======    =======     ======     ======

    In December 1999 and 1998, under provisions of section 420 of the Internal Revenue Code, $111 and $54, respectively, of pension assets were transferred to the postretirement benefit plan to pay for current year retiree health care benefits. In 1999, $230 of Life Insurance and Welfare Trust assets were transferred to the Company to pay for employee welfare benefits.

    The following table represents the funded status of the pension and postretirement plans:

                                                                   POSTRETIREMENT
                                                 PENSION              BENEFITS
                                           -------------------   -------------------
                                               YEAR ENDED            YEAR ENDED
                                              DECEMBER 31,          DECEMBER 31,
                                           -------------------   -------------------
                                             1999       1998       1999       1998
                                           --------   --------   --------   --------
Funded (unfunded) status.................  $ 5,716    $ 3,303    $(1,458)   $(2,221)
Unrecognized net actuarial gain..........   (4,640)    (2,195)    (1,479)      (482)
Unamortized prior service cost...........        2          4        125        140
Balance of unrecognized transition
  asset..................................     (387)      (466)        --         --
                                           -------    -------    -------    -------
Prepaid (accrued) benefit cost...........  $   691    $   646    $(2,812)   $(2,563)
                                           =======    =======    =======    =======

    The actuarial assumptions used to account for the plans are as follows:

                                                                       POSTRETIREMENT
                                                     PENSION              BENEFITS
                                               -------------------   -------------------
                                                   YEAR ENDED            YEAR ENDED
                                                  DECEMBER 31,          DECEMBER 31,
                                               -------------------   -------------------
                                                 1999       1998       1999       1998
                                               --------   --------   --------   --------
Weighted-average discount rate...............   8.00%      6.75%      8.00%      6.75%
Expected long-term rate of return on plan
  assets(*)..................................   9.40%      8.80%      9.40%      8.80%
Weighted-average rate of compensation
  increase...................................   4.65%      4.65%        N/A        N/A

------------------------------

* The expected long-term rate of return on plan assets for the pension and postretirement plans was 8.5% for 1997.

    For measurement purposes, an 8% annual rate of increase in the healthcare cost trend rate for 1999 is assumed. The healthcare cost trend rate is assumed to gradually decline to an ultimate rate of 5% in 2011.

    A 1% change in the assumed healthcare cost trend rate would have had the following effects in 1999:

                                                             ONE-PERCENT CHANGE
                                                             -------------------
                                                             INCREASE   DECREASE
                                                             --------   --------
Effect on the aggregate of the service and interest cost
  components of net periodic postretirement benefit cost...    $ 53      $ (43)
Effect on accumulated postretirement benefit obligation....     557       (464)

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

NOTE 11: INCOME TAXES

    The components of the provision for income taxes are as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                          ------------------------------
                                                            1999       1998       1997
                                                          --------   --------   --------
FEDERAL:
  Current...............................................    $530       $685       $798
  Deferred..............................................     171        103        (10)
  Investment tax credits--net...........................     (15)       (13)       (16)
                                                            ----       ----       ----
                                                             686        775        772
                                                            ----       ----       ----
STATE AND LOCAL:
  Current...............................................      45        108        119
  Deferred..............................................      69         28         11
                                                            ----       ----       ----
                                                             114        136        130
                                                            ----       ----       ----
Provision for income taxes..............................    $800       $911       $902
                                                            ====       ====       ====

    We paid $472, $678 and $906 for income taxes in 1999, 1998 and 1997, respectively.

    The effective tax rate differs from the statutory tax rate as follows:

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              1999       1998       1997
                                                            --------   --------   --------
                                                                     (IN PERCENT)
Federal statutory tax rate................................    35.0       35.0       35.0
Investment tax credit amortization........................    (0.5)      (0.4)      (0.4)
State income taxes--net of federal effect.................     3.9        3.7        3.5
Terminated merger-related charges.........................     5.2         --         --
Other.....................................................    (1.5)      (0.6)      (1.0)
                                                              ----       ----       ----
Effective tax rate........................................    42.1       37.7       37.1
                                                              ====       ====       ====

    The components of the net deferred tax liability are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Property, plant and equipment...............................   $1,966     $1,633
State deferred taxes--net of federal effect.................      266        205
Investments.................................................      128         --
Deferred directory costs....................................      137         --
Other.......................................................       27         40
                                                               ------     ------
  Deferred tax liabilities..................................    2,524      1,878
                                                               ------     ------
Postretirement benefits, net of pension.....................      776        701
Unamortized investment tax credit...........................       56         56
State deferred taxes--net of federal effect.................      151        135
Other.......................................................      396        351
                                                               ------     ------
  Deferred tax assets.......................................    1,379      1,243
                                                               ------     ------
Net deferred tax liability..................................   $1,145     $  635
                                                               ======     ======

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

    Following is a breakout of our segments. Because significant expenses of operating the retail services and wholesale services segments are not allocated to the segments for decision making purposes, management does not believe the segment margins are representative of the actual operating results of the segments. The margin for the retail services and wholesale services segments excludes network and corporate expenses. The margin for the network services segment and the directory services segment excludes corporate expenses. The "other" category includes our corporate expenses. The communications and related services column represents a total of the retail services, wholesale services and network services segments. As a result of regulatory actions and changes in internal reporting, the classification of certain operating revenues and expenses has changed during 1999, 1998 and 1997. It has not been practicable to restate 1997 results to conform to the current year's presentation. Accordingly, the operating revenues and margins may not be comparable for each year.

                                                                              TOTAL
                                                                         COMMUNICATIONS
                                   RETAIL     WHOLESALE      NETWORK       AND RELATED     DIRECTORY               RECONCILING
                                  SERVICES     SERVICES     SERVICES        SERVICES       SERVICES      OTHER        ITEMS
                                 ----------   ----------   -----------   ---------------   ---------   ---------   -----------
1999
Revenues.......................  $ 9,022      $ 2,871      $    242        $ 12,135         $1,446     $   --      $   (399)(1)
Margin.........................    6,111        2,157        (2,793)          5,475            741       (116)       (4,198)
Assets.........................       -- (3)       -- (3)        -- (3)          -- (3)        819         -- (3)    22,397 (3)
Capital expenditures...........      587 (4)      111         3,473           4,171             48         (1)           --

1998
Revenues.......................    8,556        2,590           214          11,360          1,277         --          (242)(1)
Margin.........................    6,194        1,908        (2,776)          5,326            657       (234)       (3,330)
Assets.........................       -- (3)       -- (3)        -- (3)          -- (3)        524         -- (3)    17,883 (3)
Capital expenditures...........      362 (4)       --         2,376           2,738             42        125            --

1997
Revenues.......................    7,893        2,609           163          10,665          1,190         --          (334)(1)
Margin.........................    5,940        2,176        (2,738)          5,378            615       (396)       (3,168)
Assets.........................       -- (3)       -- (3)        -- (3)          -- (3)        516         -- (3)    17,151 (3)
Capital expenditures...........      340 (4)       --         2,214           2,554             29         89            --


                                 CONSOLIDATED
                                    TOTAL
                                 ------------
1999
Revenues.......................  $ 13,182
Margin.........................     1,902 (2)
Assets.........................    23,216
Capital expenditures...........     4,218
1998
Revenues.......................    12,395
Margin.........................     2,419 (2)
Assets.........................    18,407
Capital expenditures...........     2,905
1997
Revenues.......................    11,521
Margin.........................     2,429 (2)
Assets.........................    17,667
Capital expenditures...........     2,672

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

(2) Represents income before income taxes, extraordinary item and cumulative effect of change in accounting principle. Adjustments that are made to the total of the segments' income in order to arrive at income before income taxes, extraordinary item and cumulative effect of change in accounting principle include the following:

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Costs and adjustments to reconcile segment data to the
  consolidated total:
Terminated merger-related expenses..........................   $  282     $   --     $   --
Loss on sale of Global Crossing common stock................      367         --         --
Decline in market value of derivative.......................       56         --         --
Separation costs............................................       --         94         --
Asset impairment charge.....................................       --         35         --
Regulatory charges..........................................       --         --        230
Other expense--net..........................................      730        630        347
Taxes other than income taxes...............................      396        372        428
Depreciation and amortization...............................    2,367      2,199      2,163
                                                               ------     ------     ------
                                                               $4,198     $3,330     $3,168
                                                               ======     ======     ======

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

    In addition to the operating revenues disclosed above, intersegment operating revenues of the retail services segment were $87, $28 and $30 for 1999, 1998 and 1997, respectively. Intersegment operating revenues of the network services segment were $60, $70 and $64 for 1999, 1998 and 1997, respectively. Intersegment operating revenues of the directory services segment were $10, $10 and $6 for 1999, 1998 and 1997, respectively.

    SIGNIFICANT CONCENTRATIONS. At December 31, 1999, we had 58,272 employees, of which 46,352 are employees of U S WEST Communications, Inc., a wholly owned subsidiary ("USWC") and 3,787 are employees of Dex. Approximately 74% of USWC employees and 62% of Dex employees are represented by unions.

NOTE 13: RELATED PARTY TRANSACTIONS

    BELL COMMUNICATIONS RESEARCH, INC. ("BELLCORE"). Charges relating to research, development and maintenance of existing technologies performed by Bellcore, in which we had a one-seventh ownership interest, were $118 in 1997.

    In 1997, we sold our interest in Bellcore. We received cash proceeds of $65 and recorded an after-tax gain of $32. Bellcore, now named Telcordia, continues to provide research and development and other services to us on a contract basis.

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

    The obligation, if necessary, under the "collar" may be satisfied in whole or in part with cash if Qwest's Average Price is below $38.70 per share. In determining the cash amount for the "collar," Qwest and our Company will consider Qwest's desire to reduce dilution to its stockholders, our desire to provide a cash element to our stockholders and both companies' desire to maintain the merged company's strong financial condition. We may terminate the merger agreement if the closing price of Qwest's shares is below $22.00 for 20 consecutive trading days before the closing, or if the Average Price of Qwest shares during the measurement period is less than $22.00. The Boards of Directors of both Qwest and our Company and their and our stockholders approved the proposed merger. The merger is subject to federal and state regulatory approvals without significant conditions and other customary closing conditions. Closing of the merger is expected by mid-2000.

    In connection with the Qwest/U S WEST merger, our Company and Global Crossing agreed to terminate the merger agreement between us. In consideration for terminating the merger agreement, we paid Global Crossing $140 in cash and 2,231,076 shares that we previously purchased in the open market of Global Crossing common stock valued at $140. Qwest provided us a $140 loan to pay for the cash portion of the termination fee. The loan bears interest at LIBOR plus 0.15% and is due December 31, 2001. If our merger with Qwest is terminated because we change our recommendation for the merger, we will be obligated to repay $70 in cash to Qwest and we will receive from Qwest 1,115,538 shares of Global Crossing common stock or the market value in cash at the time of the termination. If termination is not caused by our changing our recommendation, Qwest will not receive reimbursement for its $140 loan and will have to deliver to us the same number of shares of Global Crossing common stock delivered to Global Crossing by us or pay us the market value in cash at the time of the termination. In December 1999, we sold 24 million shares of Global Crossing common stock resulting in a pre-tax loss of $367.

NOTE 15: COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    We have entered into an agreement with Olympic Properties of the United States to sponsor the 2002 Salt Lake City Winter Olympics and the U.S. Olympic Teams through 2004. As of December 31, 1999, we have a remaining commitment of $48 to be paid in a combination of cash and services through 2004.

CONTINGENCIES

    REGULATORY CONTINGENCIES. On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely USWC's alternative form of regulation ("AFOR") plan and it then undertook a review of USWC's earnings. In May 1997, the OPUC ordered USWC to reduce its annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. This one-time refund for interim rates became subject to refund when USWC's AFOR plan was terminated on May 1, 1996.

    USWC filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted USWC's request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in USWC's favor on most of the appealed issues. The OPUC appealed to the Oregon Court of Appeals on March 19, 1998. In light of the settlement discussed below, the appellate court remanded the matter back to the OPUC.

    On September 9, 1999, USWC and the OPUC staff reached a tentative settlement agreement whereby USWC would refund approximately $247 and provide ongoing rate reductions of $63. A hearing on the propriety of the proposed settlement was held by the OPUC, and that agency is expected to issue its decision sometime during March, 2000. We have reserved for the proposed refunds.

    In December 1999, the Colorado Public Utilities Commission decided to fine USWC $13 for violations of service quality rules between January 1998 and April 1999, although a written order has not yet been issued. USWC has reserved for this fine.

    USWC has pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both. These actions are generally routine and incidental to USWC's business. USWC will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions.

    OTHER CONTINGENCIES. In 1999, twelve complaints were filed against us and our directors in the following jurisdictions: California Superior Court, Los Angeles County (1); New York Supreme Court, New York County (1); Colorado District Court, City and County of Denver (2); Delaware Court of Chancery (8). These actions are purported class actions brought on behalf of all persons, other than the defendants, who own our common stock against us and our directors. Each of the complaints makes substantially similar allegations that the defendants breached their fiduciary duties to the class members by refusing to seek all bona fide offers for the Company and refusing to consider the Qwest proposal, resulting in the stockholders being prevented from maximizing the value of their common stock. The complaints seek various injunctive and monetary relief, including orders: a) requiring defendants to act in accordance with their fiduciary duties by considering any bona fide proposal which would maximize stockholder value; b) requiring the directors to undertake an evaluation of our Company as a merger/ acquisition candidate and take steps to enhance that value and create an active auction for our Company; c) preventing defendants from using a stockholder rights plan to impede any bona fide offer for our Company; d) enjoining the consummation of the then proposed Global Crossing-U S WEST merger until all alternatives are explored; e) requiring defendants to account for all damages suffered by plaintiffs as a result of defendants' actions with respect to the tender offer for the shares of Global Crossing common stock by us and the then proposed Global Crossing-U S WEST merger; and f) requiring defendants to pay damages to plaintiffs. We intend to vigorously defend these actions.

    On October 1, 1999, a Fifth Amended Class Action Complaint was filed against U S WEST and USWC purportedly on behalf of 220,000 customers in the State of Colorado. The complaint alleges, inter alia, that from 1993 to the present, U S WEST and USWC, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. In addition, the complaint alleges that U S WEST and USWC misrepresented the date on which such local telephone service was to be provided to the purported class members. The complaint seeks compensatory damages for purported class members, disgorgement of profits and punitive damages.
U S WEST and USWC intend to vigorously defend this action.

    The New Mexico Public Regulatory Commission has ordered an interim rate reduction of $29, but the Commission stayed the implementation of its order. Permanent resolution of this matter is expected during 2000.

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

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      QUARTERLY FINANCIAL DATA
                                                              -----------------------------------------
                                                               FIRST      SECOND     THIRD      FOURTH
                                                              QUARTER    QUARTER    QUARTER    QUARTER
                                                              --------   --------   --------   --------
1999
Revenues....................................................   $3,168     $3,227     $3,296     $3,491
Net income..................................................      634        406        136        166
Earnings per share:
  Basic.....................................................     0.78       0.81       0.27       0.80
  Diluted...................................................     0.78       0.80       0.27       0.79
1998
Revenues....................................................   $3,015     $3,057     $3,114     $3,209
Net income..................................................      434        327        379        368
Pro forma net income(1).....................................      393        296        379        368
Earnings per share:
  Basic.....................................................     0.89       0.67       0.76       0.73
  Diluted...................................................     0.89       0.67       0.75       0.73
  Pro forma basic(1)........................................     0.78       0.59        N/A        N/A
  Pro forma diluted(1)......................................     0.78       0.59        N/A        N/A

------------------------------

(1) 1998 first and second quarter include pro forma adjustments for the assumption of indebtedness and the issuance of shares in connection with the alignment of the directory business with New U S WEST, as if the Separation had been consummated as of the beginning of the year.

    1999 quarterly data has been restated to give effect for the change in accounting principle associated with Dex's change to the "point of publication" method. See Note 2. 1999 first quarter net income includes the cumulative effect of change in accounting principle of $240 ($0.47 per diluted share). 1999 third quarter net income includes terminated merger-related expenses of $282 ($0.56 per diluted share). 1999 fourth quarter net income includes the loss on the sale of 24 million shares of Global Crossing common stock of $367 ($0.44 per diluted share) and decline in the market value of derivative financial instruments of $56 ($0.07 per diluted share).

    1998 second quarter net income includes Separation expenses of $68 ($0.13 per diluted share) and a $21 ($0.04 per diluted share) charge related to the impairment of certain long-lived assets associated with our video operations.

                                                                MARKET PRICE
                                                       ------------------------------
PER SHARE MARKET AND DIVIDEND DATA                       HIGH       LOW       CLOSE     DIVIDENDS
----------------------------------                     --------   --------   --------   ---------
1999
  First quarter......................................  $65.6250   $53.3125   $55.0625    $0.5350
  Second quarter.....................................   62.2500    51.5625    58.7500     0.7500
  Third quarter......................................   60.2500    51.7500    57.0625     0.5350
  Fourth quarter.....................................   73.0000    57.0000    72.0000     0.5350
1998
  First quarter......................................  $56.3125   $45.3750   $54.6250    $0.5350
  Second quarter.....................................   57.4375    46.8125    46.8125     0.5350
  Third quarter......................................   54.9375    48.4375    52.5000     0.5350
  Fourth quarter.....................................   65.0000    51.8750    64.6250     0.5350

    Per share market and dividend data prior to June 12, 1998 represents data of Communications Stock. Per share market and dividend data as of and subsequent to June 12, 1998 represents data of U S WEST.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U S WEST, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in U S WEST, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999, and have issued our report thereon dated January 26, 2000 appearing on page F-1. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule appearing on page F-31 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Denver, Colorado,
  January 26, 2000.

                                 U S WEST, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

                                                        BALANCE AT   CHARGED                  BALANCE
                                                        BEGINNING       TO                   AT END OF
                                                        OF PERIOD    EXPENSE    DEDUCTIONS    PERIOD
                                                        ----------   --------   ----------   ---------
Allowance for uncollectibles:
  1999................................................      $69        $158        $139(a)      $88
  1998................................................       72         141         144(a)       69
  1997................................................       60         126         114(a)       72

------------------------------

(a) Represents credit losses written off during the period, less collection of amounts previously written off.

                                                        BALANCE AT   CHARGED                  BALANCE
                                                        BEGINNING       TO                   AT END OF
                                                        OF PERIOD    EXPENSE    DEDUCTIONS    PERIOD
                                                        ----------   --------   ----------   ---------
Allowance for obsolete inventory:
  1999................................................      $6          $8          $4          $10
  1998................................................       8           1           3            6
  1997................................................       7           2           1            8

                                     [LOGO]

                                                                    WSTNC-10K-00