Form 10-Q
period 2000-03-31
U S WEST INC /DE/
filed 2000-05-15
CIK 1054522

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                    (Mark One)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the transition period from _______ to _______

                         Commission File Number 1-14087

                                 U S WEST, Inc.
             (Exact name of registrant as specified in its charter)

         A Delaware Corporation                                                     84-0953188
         ----------------------                                                     ----------
(State or other jurisdiction of incorporation                          (I.R.S. Employer Identification No.)
                of organization)

                 1801 California Street, Denver, Colorado 80202
              (Address of principal executive offices and zip code)
                         Telephone Number (303) 672-2700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At April 28, 2000, 507,685,431 shares of common stock were outstanding.

================================================================================

                                 U S WEST, Inc.

                                    Form 10-Q

                                TABLE OF CONTENTS

  Item                                                                                                 Page
                                        PART I - FINANCIAL INFORMATION

   1.      Financial Statements

                  Consolidated Statements of Income -
                     Three months ended March 31, 2000 and 1999....................................       3

                  Consolidated Balance Sheets -
                    March 31, 2000 and December 31, 1999...........................................       4

                  Consolidated Statements of Cash Flows -
                     Three months ended March 31, 2000 and 1999....................................       5

                   Notes to Consolidated Financial Statements......................................       6

   2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................................      13

   3.      Quantitative and Qualitative Disclosures
                  About Market Risk................................................................      21

                                         PART II - OTHER INFORMATION

   1.      Legal Proceedings.......................................................................      25

   5.      Recent Developments.....................................................................      25

   6.      Exhibits and Reports on Form 8-K........................................................      25

                                       2

                                        U S WEST, Inc.
                               CONSOLIDATED STATEMENTS OF INCOME
                         (dollars in millions, except per share amounts)
                                         (unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                            -----------------------------
                                                                                2000            1999
                                                                                ----            ----

 Revenues:
       Local services....................................................       $2,040            $1,863
       Access services...................................................          709               671
       Directory services................................................          347               326
       Long-distance services............................................          107               174
       Other services....................................................          174               134
                                                                            --------------  -------------
          Total revenues.................................................        3,377             3,168
                                                                            --------------  -------------
 Operating expenses:
       Employee-related expenses.........................................        1,167             1,122
       Other operating expenses..........................................          717               656
       Depreciation and amortization.....................................          586               602
                                                                            --------------  -------------
          Total operating expenses.......................................        2,470             2,380
                                                                            --------------  -------------

 Operating income........................................................          907               788
 Other expense (income):
       Interest expense..................................................          211               153
       Decline in market value of derivative financial
           instruments...................................................          129                 -
       Gain on sales of investments......................................          (79)                -
       Other (income) expense-net........................................           (1)                1
                                                                            --------------  -------------

          Total other expense-net........................................          260               154
                                                                            --------------  -------------

 Income before income taxes and cumulative effect of change in accounting
    principle............................................................          647               634
 Provision for income taxes..............................................          243               240
                                                                            --------------  -------------
 Income  before   cumulative  effect  of  change  in  accounting
   principle.......                                                                404               394
 Cumulative effect of change in accounting principle.....................            -               240
                                                                            --------------  -------------
 Net Income..............................................................         $404              $634
                                                                            ==============  =============


 Basic earnings per share................................................        $0.80             $1.26
                                                                            ==============  =============
                                                                            ==============  =============

 Basic average shares outstanding (in 000's).............................       507,163           503,306
                                                                            ==============  =============


 Diluted earnings per share..............................................         $0.79             $1.25
                                                                            ==============  =============

 Diluted average shares outstanding (in 000's)...........................       514,305           508,121
                                                                            ==============  =============

 Dividends per share.....................................................        $0.535            $0.535
                                                                            ==============  =============


 The accompanying notes are an integral part of the consolidated financial statements.
                                       3

                                 U S WEST, Inc.
                           CONSOLIDATED BALANCE SHEETS
                   (dollars in millions, except share amounts)

                                                                                           March 31,        December 31,
                                                                                             2000               1999
                                                                                       -----------------  -----------------
                                                                                          (unaudited)
 ASSETS
 Current assets:
    Cash and cash equivalents.......................................................             $82               $78
    Accounts receivable, less allowance for uncollectibles of
      $85 and $88, respectively.....................................................           2,355             2,455
    Receivable from sale of Global Crossing Ltd. common stock.......................               -             1,140
    Inventories and supplies........................................................             302               272
    Deferred directory costs........................................................              94                85
    Deferred tax assets.............................................................              31                46
    Prepaid and other...............................................................             185               116
                                                                                       -----------------  -----------------

 Total current assets...............................................................           3,049             4,192
 Property, plant and equipment(Y)net................................................          16,932            16,404
 Investments........................................................................           1,085             1,290
 Other assets(Y)net.................................................................           1,635             1,386
                                                                                       -----------------  -----------------

 Total assets.......................................................................         $22,701           $23,272
                                                                                       =================  =================


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Short-term debt.................................................................          $2,353            $2,882
    Accounts payable................................................................           1,503             1,700
    Accrued expenses................................................................           1,698             1,840
    Advance billings and customer deposits..........................................             354               344
                                                                                       -----------------  -----------------


 Total current liabilities..........................................................           5,908             6,766
 Long-term debt.....................................................................          10,247            10,189
 Postretirement and other postemployment benefit obligations........................           2,838             2,890
 Deferred income taxes..............................................................           1,177             1,191
 Unamortized investment tax credits.................................................             159               161
 Deferred credits and other.........................................................           1,057               820

 Commitments and Contingencies

 Stockholders' equity:
    Preferred stock - $1.00 par value, 190,000,000 shares authorized, none issued
       and outstanding..............................................................               -                 -
    Series A junior preferred stock(Y)$1.00 par value, 10,000,000 shares authorized,
       none issued and outstanding..................................................               -                 -
    Common stock(Y)$0.01 par value, 2,000,000,000 shares authorized, 507,903,486 and
       506,554,982 issued, 507,599,483 and 506,250,979 outstanding..................             706               656
    Retained earnings...............................................................             509               377
    Accumulated other comprehensive income..........................................             100               222
                                                                                       -----------------  -----------------

 Total stockholders' equity.........................................................           1,315             1,255
                                                                                       -----------------  -----------------

 Total liabilities and stockholders' equity.........................................         $22,701           $23,272
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

                                 U S WEST, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)
                                   (unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                            ------------------------------
                                                                                                2000            1999
                                                                                                ----            ----
OPERATING ACTIVITIES
Net income................................................................................       $404            $634
   Adjustments to net income:
      Depreciation and amortization.......................................................        586             602
      Decline in market value of derivative financial instruments.........................        129               -
      Gain on sales of investments........................................................        (79)              -
      Cumulative effect of change in accounting principle.................................          -            (240)
      Deferred income taxes and amortization of investment tax credits....................         84              12
   Changes in operating assets and liabilities:
      Accounts receivable.................................................................        100              55
      Inventories, supplies and other current assets......................................        (97)           (116)
      Accounts payable, accrued expenses and advance billings.............................       (181)             51
      Other...............................................................................       (139)            (61)
                                                                                            --------------  --------------
                                                                                            --------------  --------------
   Cash provided by operating activities..................................................        807             937
                                                                                            --------------  --------------
                                                                                            --------------  --------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment.........................................     (1,277)           (753)
   Payments on disposals of property, plant and equipment.................................         (9)             (8)
   Proceeds from sale of Global Crossing Ltd. common stock................................      1,140               -
   Other..................................................................................        136             (11)
                                                                                            --------------  --------------
   Cash used for investing activities.....................................................        (10)           (772)
                                                                                            --------------  --------------

FINANCING ACTIVITIES
   Net (repayments of) proceeds from short-term debt......................................       (520)            256
   Repayments of long-term debt...........................................................        (32)           (181)
   Proceeds from issuance of common stock.................................................         30              16
   Dividends paid on common stock.........................................................       (271)           (269)
                                                                                            --------------  --------------

   Cash used for financing activities.....................................................       (793)           (178)
                                                                                            --------------  --------------

CASH AND CASH EQUIVALENTS
   Increase (decrease)....................................................................          4             (13)
   Beginning balance......................................................................         78              49
                                                                                            --------------  --------------

   Ending balance.........................................................................        $82             $36
                                                                                            ==============  ==============


The accompanying notes are an integral part of the consolidated financial statements.

                                 U S WEST, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the three months ended March 31, 2000
                 (dollars in millions, except per share amounts)
                                   (unaudited)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation. The consolidated interim financial statements are unaudited. We prepared the financial statements in accordance with the instructions for Form 10-Q and therefore, did not include all information and footnotes required by generally accepted accounting principles. In our opinion, we made all the adjustments (consisting only of normal recurring adjustments) necessary to fairly present our consolidated results of operations, financial position and cash flows as of March 31, 2000 and for all periods presented. The financial statements are subject to year-end audit adjustment. A description of our accounting policies and other financial information are included in the audited consolidated financial statements filed with the Securities and Exchange Commission in our Form 10-K for the year ended December 31, 1999. The consolidated results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year.


NOTE 2:  EARNINGS PER SHARE

         The following table is a reconciliation of basic weighted average shares to diluted weighted average shares (shares in thousands):

                                                                            Three Months Ended
                                                                                 March 31,
                                                                    ------------------------------------

                                                                         2000                 1999
                                                                    ----------------      --------------

  Basic weighted average shares outstanding.....................            507,163             503,306
  Dilutive effect of stock options..............................              7,142               4,815
                                                                    ----------------      --------------

  Diluted weighted average shares outstanding...................            514,305             508,121
                                                                    ================      ==============




NOTE 3:  SEGMENT INFORMATION

         We operate in four segments: retail services, wholesale services, network services and directory services. The retail services segment provides local telephone services, including wireless services, data services and long-distance services. The wholesale services segment provides exchange access services that connect customers to the facilities of interexchange carriers and interconnection to our telecommunications network to competitive local exchange carriers. Our network services segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments. The directory services segment publishes White and Yellow Pages telephone directories and provides electronic directory and other information services. We provide our services to more than 25 million residential and business customers in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

         Following is a breakout of our segments. Because significant operating expenses of the retail services and wholesale services segments are not allocated to the segments for decision-making purposes, management does not believe the segment margins are representative of the actual operating results of the segments. The margins for the retail services and wholesale services segments exclude network and corporate expenses. The margins for the network and directory services segments exclude corporate expenses. The "other" category includes our corporate expenses and intersegment eliminations.
                                       6

                                                         Total
                                                     Communications
                                                          and
                     Retail     Wholesale    Network    Related    Directory               Reconciling   Consolidated
                    Services    Services     Services   Services   Services     Other         Items          Total
                    --------    --------     --------   --------   --------     -----         -----          -----
Three Months Ended March 31,
2000
Revenues........      $2,324        $747        $74      $3,145       $350         $-       $(118)(1)       $3,377
Margin..........       1,469         581       (661)      1,389        190         25        (957)(2)          647
Assets..........           -(3)        -(3)       -(3)        -(3)     799          -(3)   21,902(3)        22,701
Capital
   expenditures.         154          24      1,050       1,228         11          2           -            1,241
1999
----
Revenues........      $2,169        $691        $50      $2,910       $328         $-        $(70)(1)       $3,168
Margin..........       1,505         530       (685)      1,350        165        (35)       (846)(2)          634
Assets..........           -(3)        -(3)       -(3)        -(3)     895          -(3)   18,159(3)        19,054
Capital
   expenditures.         111(4)       31        638         780          7          -           -              787

-----------------------

<F1>
(1)      Represents primarily intersegment charges.
<F2>
(2) Adjustments made to arrive at consolidated income before income taxes and cumulative effect of change in accounting principle include the following:

                                       7


                                                                                Three Months Ended March 31,
                                                                          ------------------------------------------
                                                                                 2000                   1999
                                                                          -------------------    -------------------
     Costs excluded from segment data but included in the consolidated total:
     Taxes other than income taxes...................................            $111                    $90
     Depreciation and amortization...................................             586                    602
     Decline in market value of derivative financial instruments.....             129                      -
     Gain on sales of investments....................................             (79)                     -
     Interest expense................................................             211                    153
     Other (income) expense-net......................................              (1)                     1
                                                                          -------------------    -------------------
                                                                                 $957                   $846
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

In addition to the  revenues  disclosed  above,  intersegment  revenues were:

                                                                       Three Months Ended March 31,
                                                                   --------------------------------------

                                                                         2000                 1999
                                                                   -----------------    -----------------

Retail services.................................................         $24                  $6
Wholesale services..............................................          19                   7
Network services................................................          16                  17
Directory services..............................................           3                   3




NOTE 4:  OTHER COMPREHENSIVE INCOME (LOSS)

         Other comprehensive loss for the quarter ended March 31, 2000 was $122, net of deferred taxes of $79. Other comprehensive income for the quarter ended March 31, 1999 was $15, net of deferred taxes of $10. Other comprehensive income
(loss) consists of net unrealized gains and losses on available for sale marketable securities.

         Total comprehensive income for the three months ended March 31, 2000 and 1999 are as follows:



                                                                              Three Months Ended March 31,
                                                                              2000                   1999
                                                                              ----                   ----
Net income..........................................................              $404                 $634
Other comprehensive income (loss):
    Net unrealized gains (losses) on available for sale
       marketable securities........................................              (122)                  15
                                                                         ----------------       ----------------
Comprehensive income................................................              $282                 $649
                                                                         ================       ================

         In 2000, unrealized gains (losses) on marketable investments include reclassification adjustments of $49, net of deferred taxes of $30, pertaining to realized gains from the sale of securities.


NOTE 5:  COMMITMENTS AND CONTINGENCIES

Commitments

         We entered into an agreement with Olympic Properties of the United States to sponsor the 2002 Salt Lake City Winter Olympics and the U.S. Olympic Teams through 2004. As of March 31, 2000, we have a remaining commitment of $48 be paid in a combination of cash and services through 2004.

Contingencies

         Regulatory Contingencies. On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely U S WEST Communications, Inc.'s ("USWC"), a wholly owned subsidiary, alternative form of regulation ("AFOR") plan and it then undertook a review of USWC's earnings. In May 1997, the OPUC ordered USWC to reduce its annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. This one-time refund for interim rates became subject to refund when USWC's AFOR plan was terminated on May 1, 1996.

         USWC filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted USWC's request, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in USWC's favor on most of the appealed issues. The OPUC appealed to the Oregon Court of Appeals on March 19, 1998, and the appeal remains pending. USWC continues to charge interim rates, subject to refund, during the pendency of that appeal.

         On September 9, 1999, USWC and the OPUC staff reached a tentative settlement agreement whereby USWC would refund approximately $270 to current and former Oregon customers of USWC and issue temporary bill credits of $63 annually until the OPUC sets final rates. On April 14, 2000, the OPUC announced its acceptance of the settlement agreement. We have reserved for the proposed refunds.
                                       9

         In December 1999, the Colorado Public Utilities Commission decided to levy reparations against USWC of $13 for violations of service quality rules between January 1998 and April 1999, although a final written order has not yet been issued. USWC has reserved for these reparations.

         The New Mexico Public Regulation Commission has ordered an interim annual rate reduction of approximately $29, effective February 15, 2000. Permanent resolution of this matter is expected during 2000.

         USWC has pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both. These actions are generally routine and incidental to USWC's business. USWC will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions.

         Other Contingencies. In 1999, twelve complaints were filed against us and our directors in the following jurisdictions: California Superior Court, Los Angeles County (1); New York Supreme Court, New York County (1); Colorado District Court, City and County of Denver (2); Delaware Court of Chancery (8). These actions are purported class actions brought on behalf of all persons, other than the defendants, who own our common stock, against us and our directors. Each of the complaints makes substantially similar allegations that the defendants breached their fiduciary duties to the class members by refusing to seek all bona fide offers for U S WEST (the "Company") and refusing to consider the Qwest Communications International Inc. ("Qwest") proposal, resulting in the stockholders being prevented from maximizing the value of their common stock. The complaints seek various injunctive and monetary relief, including orders: a) requiring defendants to act in accordance with their fiduciary duties by considering any bona fide proposal which would maximize stockholder value; b) requiring the directors to undertake an evaluation of our Company as a merger/ acquisition candidate and take steps to enhance that value and create an active auction for our Company; c) preventing defendants from using a stockholder rights plan to impede any bona fide offer for our Company;
d) enjoining the consummation of the proposed Global Crossing Ltd. ("Global Crossing") - U S WEST merger until all alternatives are explored; e) requiring defendants to account for all damages suffered by plaintiffs as a result of defendants' actions with respect to the tender offer for the shares of Global Crossing common stock by us and the proposed Global Crossing-U S WEST merger; and f) requiring defendants to pay damages to plaintiffs. We intend to vigorously defend these actions.

         On April 26, 2000, a Class Action Complaint was filed against U S WEST and USWC purportedly on behalf of 100,000 customers in the State of New Mexico. The complaint alleges, inter alia, that from 1993 to the present, U S WEST and USWC, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. In addition, the complaint alleges that U S WEST and USWC misrepresented the date on which such local telephone service was to be provided to the purported class members. The complaint seeks compensatory damages for purported class members, disgorgement of profits and punitive damages. U S WEST and USWC intend to vigorously defend this action.

                                       10

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


NOTE 6:  MERGER AGREEMENT

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

         The obligation, if necessary, under the "collar" may be satisfied in whole or in part with cash if Qwest's Average Price is below $38.70 per share. In determining the cash amount for the "collar", Qwest and U S WEST will consider Qwest's desire to reduce dilution to its stockholders, our desire to provide a cash element to our stockholders and both companies' desire to maintain the merged company's strong financial condition. We may terminate the merger agreement if the closing price of Qwest's shares is below $22.00 for 20 consecutive trading days before the closing, or if the Average Price of Qwest shares during the measurement period is less than $22.00. The Boards of Directors of both Qwest and U S WEST and their stockholders approved the proposed merger. The merger is subject to federal and state regulatory approvals without significant conditions and other customary closing conditions.

                                       11

NOTE 7:  CHANGE IN ACCOUNTING METHOD

         Prior to 1999, U S WEST Dex ("Dex") recognized revenues and expenses related to publishing directories using the "deferral method," under which revenues and expenses were recognized over the lives of the directories, generally one year. Effective the fourth quarter of 1999, Dex changed to the "point of publication" method of accounting, which recognizes revenues and expenses at the time the related directory is published. The change in methodology was made to align our revenue and expense policy with the earnings process and to better reflect the operating activity of the business. The accounting change resulted in a one-time increase in net income of $240 (net of income tax of $153), or $0.47 per diluted share, which was reported as a cumulative effect (as of January 1, 1999) of a change in accounting principle. We restated our quarter ended March 31, 1999 results of operations to give effect to the point of publication method which decreased net income by $3 or $0.01 per diluted share as compared to results that would have been reported under the deferral method.

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

o acceleration of the deployment of advanced new services and/or advanced new services to customers, such as broadband data, wireless (including the purchase of spectrum licenses) and video services, which would require substantial expenditure of financial and other resources;

o changes in economic conditions in the various markets served by our operations;

o higher than anticipated start-up costs associated with new business opportunities;

o    delays in our ability to begin offering interLATA long-distance services;

o timing, cost and consumer acceptance of broadband services, including telephony, data, video and wireless services;

o delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations; and

                                       13

o    timing and  completion  of the announced  merger with Qwest  Communications
     International  Inc.  ("Qwest")  and  the  subsequent   integration  of  the
     businesses of the two companies.

     You should not construe these cautionary statements as an exhaustive list or as any admission by us regarding the adequacy of the disclosures made by us. We cannot always predict or determine after the fact what factors would cause actual results to differ materially from those indicated by our forward-looking statements or other statements. In addition, you are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "objectives," "anticipates," "intends," or the like to be uncertain and forward-looking. All cautionary statements should be read as being applicable to all forward-looking statements wherever they appear.

     We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed herein might not occur.


Results of Operations

Three Months Ended March 31, 2000 Compared with 1999

     Several non-recurring items impacted net income for the three months ended March 2000 and 1999. Results of operations, normalized to exclude the effects of such items, are as follows:


                                                         Three Months Ended
                                                              March 31,
                                                    -----------------------------
                                                                                            Increase
                                                                                           (Decrease)
                                                         2000           1999               ----------
                                                         ----           ----

  Net income .....................................       $404           $634          $(230)       (36.3)%
  Non-recurring items.............................         41(1)        (240)(2)        281        117.1
                                                                                                 ------------
                                                    ---------------  ------------  ------------
  Normalized income...............................       $445           $394            $51         12.9%
                                                    ===============  ============  ============  ============

  Diluted earnings per share......................      $0.79          $1.25         $(0.46)       (36.8)%
  Non-recurring items.............................       0.08          (0.47)          0.55        117.0
                                                    ---------------  ------------  ------------  ------------
  Normalized diluted earnings per share...........      $0.87          $0.78          $0.09         11.5%
                                                    ===============  ============  ============  ============

<F1>
(1) Reflects an after-tax charge of $81 or $0.16 per diluted share for the decline in the market value of derivative financial instruments, an after-tax charge of $9 or $0.02 per diluted share for merger-related costs and an after-tax benefit of $49 or $0.10 per diluted share for the gain on sales of investments.
<F2>
(2) Reflects an after-tax benefit of $240 or $0.47 per diluted share representing the cumulative effect of a change in accounting principle applicable to the change in accounting method for directory publishing revenues and expenses.

                                       14

     Normalized net income increased by $51, or 12.9% to $445 for the quarter ended March 31, 2000. We experienced a 6.6% increase in revenues for the three months ended March 31, 2000, over the comparable 1999 period. The increase was partially offset by an increase in expenses to support our growth initiatives, enhance customer service and improve our network.

     The following sections provide a more detailed discussion of the changes in revenues and expenses.


Revenues

                                                                      Three Months Ended
                                                                           March 31,
                                                                    ------------------------
                                                                       2000        1999         Increase
                                                                                                --------
         Local services revenues.................................     $2,040      $1,863      $177     9.5%
                                                                      ======      ======      ====     ====



     Local services revenues. Local services revenues include retail and wholesale basic monthly service fees, fees for calling services such as voice messaging and caller identification, wireless revenues, subscriber line charges ("SLCs"), MegaBit [Trademark Symbol] data services, local number portability ("LNP") charges, public phone revenues, interconnection, paging and installation and connection charges. State public service commissions regulate most local service rates.

     Local services revenues increased primarily due to greater sales of wireless and calling services. Wireless services accounted for $66 and calling services accounted for $23 of the increase. Increased demand for basic monthly services, including second line installations, accounted for $25 of the revenue increase over the quarter ended March 31, 1999. Reductions in regulatory rate changes added $17 to the revenue growth. Also contributing to revenue growth were greater revenues from LNP charges, interconnection revenues, SLCs, paging services and increases in the subscriber base of our MegaBit [Trademark Symbol] data services.

                                                                      Three Months Ended
                                                                           March 31,
                                                                    ------------------------
                                                                       2000        1999         Increase
                                                                                                --------
        Access services revenues................................       $709        $671       $38      5.7%
                                                                       ====        ====       ===      ====


     Access services revenues. Access services revenues are derived primarily from charging interexchange carriers ("IXCs"), such as AT&T and MCI WorldCom, for use of our local network to connect customers to their long-distance networks. Also included in access services revenues are special access and private line revenues from end-users buying dedicated local exchange capacity to support their private networks.

     Increased demand for private line and special access services, as well as demand from IXCs resulted in a $74 increase for the quarter ended March 31, 2000. Access minutes of use increased 4.7% for the three months ended March 31, 2000. Offsetting demand increases were FCC and state mandated rate reductions aggregating $36 primarily relating to access reforms.

                                                                     Three Months Ended
                                                                         March 31,
                                                                  -------------------------
                                                                     2000         1999          Increase
                                                                     ----         ----          --------

        Directory services revenues............................      $347         $326       $21      6.4%
                                                                     ====         ====       ===      ====


     Directory services revenues. Directory services revenues are primarily derived from selling advertising in our published directories. The increase in directory services revenues was primarily attributable to increased sales of premium advertisements and price increases.


                                                                  Three Months Ended
                                                                      March 31,
                                                               -------------------------
                                                                  2000         1999          Decrease
                                                                  ----         ----          --------

        Long-distance services revenues.....................      $107         $174      $(67)    (38.5)%
                                                                  ====         ====      =====    =======


     Long-distance services revenues. Long-distance services revenues are derived from customer calls to locations outside of their local calling area but within the same LATA. The decrease in long-distance services revenues for the three months ended March 31, 2000 was primarily attributable to greater competition and strategic price reductions resulting in revenue declines of $57. Mandated rate reductions of $10 for the three months ended March 31, 2000 also contributed to the revenue decrease.

     We believe we will continue to experience further declines in long-distance services revenues as regulatory actions provide for increased levels of competition. We are responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers. See "Special Note Regarding Forward-Looking Statements" on page 13.


                                                                      Three Months Ended
                                                                           March 31,
                                                                    ------------------------
                                                                       2000        1999         Increase
                                                                                                --------
        Other services revenues..................................      $174        $134       $40     29.9%
                                                                       ====        ====       ===     =====



     Other services revenues. Other services revenues include billing and collection services for IXCs, collocation services for other competitive local exchange carriers ("CLECs"), customer equipment sales and sales of other unregulated products, such as U S WEST.net [Registered Trademark Symbol], our Internet service. Other services revenues increased primarily as a result of increased subscribers for U S WEST.net [Registered Trademark Symbol], the national expansion of our data business and increased customer equipment sales.

Operating Expenses

                                                                     Three Months Ended
                                                                         March 31,
                                                                  -------------------------
                                                                     2000         1999          Increase
                                                                     ----         ----          --------

        Employee-related expenses..............................     $1,167       $1,122      $45      4.0%
                                                                    ======       ======      ===      ====



     Employee-related expenses. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor.

     Employee-related expenses increased because of growth in several sectors of the business, primarily wireless and data communications, resulting in increased employee levels. Additionally, increased commitments towards improving customer service, including responding to requests for installation and repair services, resulted in higher labor costs. Across-the-board wage increases also contributed to the increase in employee-related expenses. The number of employees increased from 55,324 at the end of the first quarter of 1999 to 60,785 at March 31, 2000. Partially offsetting these increases were improvements in benefit-related costs, primarily in our pension plan, mainly attributable to favorable returns on pension plan assets. Pension credits were $74 in the first quarter of 2000 compared to $25 in the first quarter of 1999. We anticipate our pension credit for the remaining quarters in 2000 will be consistent with our first quarter's experience. We also anticipate that employee expenses will be higher in the quarter the Qwest merger closes, due to retention initiatives (awards and bonuses) associated with the consummation of the merger. See "Special Note Regarding Forward-Looking Statements" on page 13.



                                                                       Three Months Ended
                                                                           March 31,
                                                                    -------------------------
                                                                       2000         1999         Increase
                                                                                                 --------
          Other operating expenses...............................      $717         $656       $61      9.3%
                                                                       ====         ====       ===      ====



     Other operating expenses. Other operating expenses include access charges paid to carriers for the routing of local and long-distance traffic through their facilities, taxes other than income taxes, paper, printing, delivery and distribution costs associated with publishing activities and other operating costs. The increase in other operating expenses for the quarter ended March 31, 2000 was primarily attributable to the following:

o    increased costs of product sales  associated  with our growth  initiatives,
     including   wireless  handset  costs  and  costs  applicable  to  our  data communications services and other communication services;

o    higher property taxes; and

o increased provision for uncollectibles, primarily attributable to increased wireless revenues.


                                                                    Three Months Ended
                                                                        March 31,
                                                                ---------------------------
                                                                    2000          1999          Decrease
                                                                    ----          ----          --------

        Depreciation and amortization expense.................      $586          $602      $(16)    (2.7)%
                                                                    ====          ====      =====    ======



     Depreciation and amortization expense. The decrease in depreciation and amortization expense was attributable to the cessation of depreciation, beginning in April 1999, associated with access lines that are intended to be sold. Additionally, in 1999, we accelerated and fully depreciated certain assets due to changes in technology. Offsetting the decrease in expense was an increase in depreciation and amortization expense due to higher overall property, plant and equipment balances resulting from continued investment in our network.


                                                                    Three Months Ended
                                                                        March 31,
                                                                ---------------------------
                                                                    2000          1999          Increase
                                                                    ----          ----          --------

         Other expense-net....................................      $260          $154       $106     68.8%
                                                                    ====          ====       ====     =====

     Other expense-net. Interest expense was $211 for the first quarter of 2000 compared to $153 for the first quarter of 1999. The increase in interest expense was primarily attributable to debt we incurred to acquire 39 million shares of Global Crossing Ltd. ("Global Crossing") common stock.

     In December 1999, we entered into an equity swap on 24 million shares of Global Crossing common stock. For the quarter ended March 31, 2000, the market value of the swap declined by $129. Partially offsetting the decline were realized gains of $79 on the sales of other securities.

     Segment results. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including depreciation and amortization. See Note 3 to the consolidated financial statements.


                                                                      Three Months Ended
                                                                           March 31,
                                                                    ------------------------
                                                                                                 Increase
                                                                        2000        1999        (Decrease)
                                                                                                ----------
          Segment results:
             Retail segment......................................     $1,469      $1,505      $(36)     (2.4)%
             Wholesale segment...................................        581         530        51       9.6
             Network segment.....................................       (661)       (685)       24       3.5
             Directory segment...................................        190         165        25      15.2



     Margin from the retail services segment decreased for the three months ended March 31, 2000 from the comparable prior period due to increased operating expenses. Revenue from the retail services segment increased 7.1% for the three months ended March 31, 2000 over the comparable 1999 period, primarily due to growth in local services revenues. The revenue increase was offset by higher operating expenses driven by growth initiatives and costs associated with enhancing customer service. Margin from the wholesale services segment increased as a result of greater demand for access and interconnection services, partially offset by price reductions as mandated by both federal and state regulatory authorities and higher operating costs associated with access charge expenses. Margin from the network services segment increased for three months ended March 31, 2000, due to greater levels of spending on network enhancements partially offset by expenditures to support growth in both the retail and wholesale services segments. Margins from the directory services segment increased due to increased sales of premium advertisements, price increases and increased efforts to control costs.


                                                                    Three Months Ended
                                                                         March 31,
                                                                  ------------------------
                                                                     2000        1999          Increase
                                                                     ----        ----          --------

     Provision for income taxes.................................     $243        $240        $3       1.3%
                                                                     ====        ====        ==       ====


     Provision for income taxes. The effective tax rate for the three months ended March 31, 2000 of 37.6% remained consistent with the 1999 rate of 37.9%.

Liquidity and Capital Resources

     Operating Activities. Cash provided by operations declined to $807 for the three months ended March 31, 2000 from $937 for the prior comparable period. The decrease was primarily related to a decrease in working capital caused by a reduction in trade payables and acceleration of property tax payments for the quarter ended March 31, 2000.

     Future cash needs could increase with the pursuit of new business opportunities, including the acceleration of the deployment of additional and/or advanced new services to customers, such as broadband data, wireless (including the purchase of spectrum licenses) and video services, and may additionally be impacted by continued implementation of the requirements of the Telecommunications Act of 1996 (the "Act"). The acceleration of such additional and/or advanced new services could have a material adverse effect on our financial condition or results of operations. Interconnection, LNP, universal service and access charge reform will negatively impact cash flows to the extent recovery mechanisms provided by the FCC and state public utility commissions ("PUCs") are inadequate. We would expect that such cash needs will be funded through operations and, when necessary, the issuance of securities.

     Investing Activities. Total capital expenditures, on a cash basis, were $1,277 in 2000 and $753 in 1999. Capital expenditures have primarily been, and continue to be, focused on expanding access line growth, modernization of the telecommunications network and meeting the requirements of the Act, including interconnection services such as LNP, operational support systems, collocation and trunking. We continue to expand our investment to compete in the wireless, data and video markets. For 2000, we anticipate total capital expenditures to be approximately $4,700. See "Special Note Regarding Forward-Looking Statements" on page 13.

     Partially offsetting these capital expenditures was the receipt of $1,140 on the sale of 24 million shares of Global Crossing common stock.

     Financing Activities. Cash used for financing activities was $793 and $178 for the quarters ended March 31, 2000 and 1999, respectively. For 2000, net repayments of short-term and long-term debt were $552, compared to net proceeds of $75 for 1999. The decrease was primarily due to the paydown of commercial paper and bonds. We paid dividends on our common stock totaling $271 in 2000 and $269 in 1999.

     We maintain commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. As of March 31, 2000, we had lines of credit with a total unused borrowing capacity of $4,050.

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

     As of March 31, 2000 and December 31, 1999, approximately $1,739 and $2,265, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is linked to commercial paper rates. A hypothetical increase of one-percentage point in commercial paper rates would increase annual pre-tax interest expense by $17. As of March 31, 2000 and December 31, 1999, we also had $515 and $522, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

     As of March 31, 2000 and December 31, 1999, we had entered into cross-currency swaps with notional amounts of $133. The cross-currency swaps synthetically transform $90 and $94 of Swiss Franc borrowings at March 31, 2000 and December 31, 1999, respectively, into U.S. dollar obligations. Any gains (losses) on the cross-currency swaps would be offset by losses (gains) on the Swiss Franc debt obligations.

     As of March 31, 2000 and December 31, 1999, we had entered into equity swaps with notional amounts of $1,201 and $1,140 relating to the sale of 24 million shares of Global Crossing common stock. In connection with the equity swaps, we entered into several equity collars on certain shares. The equity collars restrict the magnitude of any gains or losses generated by the equity swaps. A hypothetical 10% reduction in the market price of Global Crossing common shares, based upon a market price of $40.94 at March 31, 2000, would decrease the market value of our net position by $53. A hypothetical increase of one-percentage point in interest rates would decrease the market value of our net position by $13.

     At March 31, 2000 and December 31, 1999, we held marketable equity investments recorded at fair values of $1,015 and $1,206, which included net unrealized gains of $100 and $222, respectively. The investments have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges would decrease the fair value of our equity investments by $102.

Recent Regulatory Developments

     Access Reform. In its access reform order, the FCC mandated a substantial restructuring of interstate access pricing beginning July 1, 1997 and continuing through 2001. A significant portion of the services that were sold using minutes-of-use pricing are now being charged using a combination of minutes-of-use rates, flat-rate presubscribed IXC carrier charges ("PICCs") and SLCs. These changes generally improve the pricing structure for our competitive services.

     The access reform order also continued to allow information service providers and purchasers of unbundled network elements ("UNEs") to avoid access charges. This remains a problem as the volume of information service-related usage continues to increase without an associated increase in revenues.

     In 2000, the incumbent local exchange carriers ("ILECs") and MCI WorldCom appealed the February 1999 FCC order declaring Internet traffic to be interstate. The FCC order required current agreements to remain intact for reciprocal compensation with CLECs until it rules on this matter. In March 2000, the U.S. Court of Appeals partially vacated and remanded the order back to the FCC. Until this is resolved, there will remain uncertainty regarding our payment obligation for Internet traffic.

     Pending before the FCC are several proposals for access reform, including reducing interstate rates to remove universal service support, changing the rate structure for switched access to a flat rated structure, changing the general access structure including the removal of the productivity factor, eliminating the PICC for single line customers and a U.S. Court of Appeals remanded review of the productivity factor. Action on these items is expected by mid-2000. Adoption of access reform proposals could result in significant reductions in our interstate revenues. There is no assurance such reductions would be offset by increases in other rates.

     Court Remand of 6.5% Productivity Factor. In 1999, the District of Columbia U.S. Court of Appeals issued a ruling reversing and remanding back to the FCC its order requiring ILECs to retroactively increase the productivity offset to price caps to 6.5% in their annual price cap filings. The Court found that the FCC's order did not justify the increase. In December 1999, the FCC issued a notice of proposed rulemaking responding to the issues raised in the Court's remand. The FCC proposed three alternative approaches to determining a new productivity factor and asked whether it should be applied retroactively. We expect the FCC to issue its order by June 2000. This issue is also being addressed in conjunction with the access reform proposals. If the FCC does not resolve this issue in conjunction with access reform, it may adopt a new higher productivity factor or modified formula which could materially reduce our interstate access charges.

     Advanced Telecommunications Services. In March 2000, the District of Columbia U.S. Court of Appeals partially vacated and remanded back to the FCC its order establishing expanded collocation requirements for both conventional voice and advanced services. We have also appealed the December 1999 FCC order requiring that line sharing be provided as an UNE. Line sharing allows a CLEC to provide advanced services over the same loop that the ILEC uses to provide analog voice service. Previously, CLECs purchased a separate loop to provision advanced services. In March 2000, the Company and GTE appealed the FCC's December 1999 order on remand concerning the application of the unbundling requirement to the provision of advanced services. We believe the Act did not contemplate applying unbundling requirements to advanced services.

     InterLATA Long-Distance Entry. We filed applications to enter the interLATA long-distance business in Arizona, Colorado, Nebraska, Washington and Oregon and continue to work with the state PUCs in those states to gain approval. We are addressing operational support system issues on a regional basis and have agreed to participate in regional testing. In February 2000, we filed notices of our intention to file entry applications with our remaining state PUCs for their review and expect to file actual applications in all states by the end of 2000, with FCC filings following favorable state action. See "Special Note Regarding Forward-Looking Statements " on page 13.

     Universal Service Fees. In the first quarter of 2000, we appealed two October 1999 FCC companion orders implementing a new universal service fund for non-rural ILECs. The orders adopted a forward-looking cost model and determined that an ILEC's costs at a study area (usually statewide) level must be greater than 135% of the nationwide average to collect from the federal fund. As a part of these orders, the FCC included a "hold harmless" provision. This provision allows ILECs whose collections would otherwise decrease, to continue collecting support using current methods for an indefinite period of time. The FCC will determine the phase-out period for these collections in 2000. Because of regulatory uncertainty regarding, among other things, the duration of the "hold harmless" provision, we are currently unable to accurately estimate our federal high cost support for 2000. In 2000, we will receive federal high cost support for six states under the "hold harmless" provisions. The FCC has stated that non-rural carriers should look to the states to make up some or all of the shortfall in universal service support. We are in the process of seeking additional support from the states, but the likelihood of success and the amount of state support are as yet uncertain.

     Number Pooling. In March 2000, the FCC issued an order substantially changing the way telephone numbers are allocated among carriers in order to avoid the premature exhaustion of telephone numbers in North America. This new approach must be in place by mid-2001 in our region and will require significant modifications to operational support systems and switch software with costs exceeding $100. The FCC has issued a further notice of proposed rulemaking to determine how ILECs may recover these costs in a competitively neutral way.

Contingencies

     We have certain pending regulatory actions. See Note 5 to the consolidated financial statements.

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

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheets and changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. This standard is effective for our 2001 fiscal year, although earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 2000, its impact on the consolidated financial statements would not have been material.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (the "Bulletin"), "Revenue Recognition in Financial Statements," which addresses revenue recognition issues. The Bulletin requires, in certain cases, nonrefundable up-front fees for services to be deferred and recognized over the expected period of performance. The Bulletin also requires that incremental direct costs incurred in obtaining the up-front fees be deferred and recognized over the same period as the up-front fees. The Bulletin is required to be adopted by June 30, 2000. We are assessing the types of transactions that may be impacted by this pronouncement. The impact of the Bulletin on the consolidated financial statements is not yet known.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Our Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. For a discussion of these actions, see Note 5: "Commitments and Contingencies" - to the consolidated financial statements.

Item 5.  Recent Developments

     Debt Exchange Offer. In August 1999, U S WEST Capital Funding, Inc. ("Capital Funding"), a wholly-owned subsidiary of the Company, issued and sold $1,150,000,000 aggregate principal amount of 6-7/8% Notes (the "old 6-7/8% Notes") to certain initial purchasers in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). In accordance with the terms of a registration rights agreement, on February 7, 2000, Capital Funding offered to exchange new 6-7/8% Notes, which were registered under the Securities Act, for old 6-7/8% Notes. The total aggregate principal amount of the old 6-7/8% Notes exchanged was $1,147,274,000. Capital Funding used the net proceeds from the initial sale of the old 6-7/8% Notes to repay a portion of its commercial paper indebtedness and for general corporate purposes.

     Commercial Paper Credit Facility. On May 5, 2000, the Company, Capital Funding, and U S WEST Communications, Inc. executed a $4 billion 364-Day Credit Agreement with the banks listed therein, and Morgan Guaranty Trust Company of New York, as Administrative Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, Co-Joint Lead Arrangers and Bookrunners; Salomon Smith Barney, Inc., Chase Securities Inc. and Commerzbank AG, Co-Arrangers; Bank of America, N.A., Syndication Agent; and Citibank, N.A., and The Chase Manhattan Bank, Co-Documentation Agents, to refinance and replace the Company's existing credit facilities. The new $4 billion replacement credit facility, along with existing credit facilities, provide credit support for the Capital Funding and U S WEST Communications, Inc. commercial paper programs.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits filed for the Company through the filing of this Form 10-Q.

(2-A) Separation Agreement, dated June 5, 1998, between U S WEST, Inc. (renamed MediaOne Group, Inc.) and USW-C, Inc (renamed U S WEST, Inc.), (Exhibit 99.1 to Form 8-K/A dated June 26, 1998, File No. 1-14087).

(2-A.1) Amendment to the Separation Agreement between MediaOne Group, Inc. (formerly U S WEST, Inc.) and U S WEST, Inc. (formerly USW-C, Inc.), dated June 12, 1998, (Exhibit 10(p) to Form 10-K/A for the year ended December 31, 1998, File No. 1-14087).

(2-A.2) Offer to Purchase; Letter of Transmittal relating to the Common Stock; Letter to Brokers, Dealers, Commercial Banks, Trust Companies and Other Nominees to Clients; Letter from Brokers, Dealers, Commercial
          Banks, Trust Companies and Other Nominees to Clients; Notices of Guaranteed Delivery relating to the Common Stock; Press Release issued by the Offeror and the Company on May 17, 1999; and Guidelines for Certificate of Taxpayer Identification Number on Substitute Form W-9, each dated May 21, 1999 (Exhibits (a)(1) through (a)(5) to Schedule 14D-1 and Schedule 13D, dated May 21, 1999, as amended).

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

(2-A.7) Tender and Voting Agreement, dated as of May 16, 1999, between U S WEST, Inc. and each of the parties listed therein (Exhibit (c)(5) to Schedule 14D-1 and Schedule 13D, dated May 21, 1999, as amended).

(2-A.8) Agreement, dated as of May 16, 1999, between U S WEST, Inc., Global Crossing Ltd. and each person listed therein (Exhibit (c)(6) to Schedule 14D-1 and Schedule 13D, dated May 21, 1999, as amended).

(2-A.9) Letter Agreement, dated as of May 16, 1999, between U S WEST, Inc. and Global Crossing Ltd. (Exhibit 99 to Form 8-K, dated May 21, 1999, File No. 1-14087).

(2-A.10) Transfer Agreement, dated as of May 16, 1999, between Global Crossing Ltd. and each person listed therein (Exhibit (c)(8) to Schedule 14D-1 and Schedule 13D, dated May 21, 1999, as amended).

(2-A.11) Agreement and Plan of Merger between U S WEST, Inc. and Qwest Communications International Inc., dated as of July 18, 1999 and amended by Amendment No. 1, dated as of September 8, 1999 (Annex A to
          Schedule 14A dated September 17, 1999).

(2-A.12) Voting Agreement among each of the stockholders listed therein and U S WEST, Inc., dated as of July 18, 1999 (Exhibit 10.1 to Form 8-K, dated July 20, 1999, File No. 1-14087).

(2-A.13) Termination Agreement, dated as of July 18, 1999, between U S WEST, Inc. and Global Crossing Ltd. (Exhibit 10.2 to Form 8-K, dated July 20, 1999, File No. 1-14087).

(2-A.14) Amendment No. 1 to Tender Offer and Purchase Agreement, dated as of July 18, 1999 (Exhibit 2-A.14 to Form 10-Q, for the quarter ended June 30, 1999, File No. 1-14087).

(3-A) Restated Certificate of Incorporation of U S WEST, Inc. (Exhibit 3A to Form S-4/A Registration Statement No. 333-45765, filed March 18,
          1998).

(3-B) Bylaws of U S WEST, Inc., effective as of June 12, 1998 (Exhibit 3(ii) to Form 8-K/A dated June 26, 1998, File No. 1-14087).

(4-A) Form of Rights Agreement, dated as of June 1, 1998, between U S WEST, Inc. (formerly USW-C, Inc.) and State Street Bank and Trust Company, as Rights Agent, (Exhibit 4-A to the Form S-4 Registration Statement No. 333-45765, filed April 2, 1998).

(4-A.1) Amendment No. 1 to Rights Agreement, dated as of May 16, 1999, between U S WEST, Inc. and State Street Bank and Trust Company, (Exhibit 4 to Form 8-K, dated May 21, 1999, File No. 1-14087).

(4-A.2) Amendment No. 2 to Rights Agreement, dated as of July 18, 1999, between U S WEST, Inc. and State Street Bank and Trust Company, (Exhibit 4-A.2 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-14087).

(4-A.3) Registration Rights Agreement, dated August 20, 1999, between U S WEST Capital Funding Inc., U S WEST, Inc., J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Exhibit 4-A.3 to Form S-4 Registration Statement No. 333-92523, filed December 10,
          1999).

(4-B) Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, National Association), as Trustee (Exhibit 4(a) to Form 8-K, dated November 18, 1998, File No. 1-14087).

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

(10-C) 364-Day $3.5 Billion Credit Agreement, dated May 8, 1998, with Morgan Guaranty Trust Company of New York, as administrative agent (Exhibit 10A to Form 10-Q for the quarter ended March 31, 1998, File No. 1-14087).

(10-D) Five-Year $1 Billion Credit Agreement, dated May 8, 1998, with Morgan Guaranty Trust Company of New York, as administrative agent (Exhibit 10B to Form 10-Q for the quarter ended March 31, 1998, File No. 1-14087).

(10-D.1) Amendment No. 1 to Credit Agreements, dated as of June 30, 1998, to the 364-Day Credit Agreement and the Five-Year Credit Agreement, each dated as of May 8, 1998, among U S WEST Capital Funding, Inc., U S WEST, Inc., the banks listed therein, and Morgan Guaranty Trust Company of New York (Exhibit 10(e)(1) to Form 10-Q for the quarter ended September 30, 1998, File No. 1-14087).

(10-D.2) Amended and Restated Credit Agreement, dated as of May 7, 1999, among U S WEST Capital Funding, Inc., U S WEST, Inc. and the banks listed therein, (Exhibit (b)(4) to Schedule 14D-1 and Schedule 13D, dated May 21, 1999, as amended).

(10-D.3) Amendment to Credit Agreements, dated as of June 11, 1999, which further amends (i) the 364-Day Credit Agreement, dated as of May 8, 1999, as amended and (ii) the Five-Year Credit Agreement, dated as of May 8, 1998, as amended, among U S WEST Capital Funding, Inc., U S WEST, Inc., the banks listed therein, and Morgan Guaranty Trust Company of New York (Exhibit 10-D.3 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-14087).

(10-D.4) 364-Day $1.5 Billion Credit Agreement, dated as of June 11, 1999, among U S WEST Capital Funding, Inc., and U S WEST, Inc., the banks listed therein and Morgan Guaranty Trust Company of New York, as administrative agent (Exhibit (b)(6) to Amendment No. 3 to Schedule 14D-1 and Schedule 13D, dated June 11, 1999, filed on behalf of Global Crossing Ltd. and U S WEST, Inc.).

(10-D.5) Assignment and Assumption Agreement, dated as of July 6, 1999, among each institution listed on Schedule 1 thereto, U S WEST, Inc. and Morgan Guaranty Trust Company of New York, dated as of July 6, 1999 (Exhibit 10-D.5 to Form 10-Q for the quarter ended June 30, 1999, File No. 1-14087).

(10-E) 364-Day $800 Million Credit Agreement, dated as of May 19, 1999, among the banks listed therein, U S WEST Communications, Inc., and Morgan Guaranty Trust Company of New York, as administrative agent (Exhibit 10-E to Form 10-Q for the quarter ended June 30, 1999, File No. 1-14087).

(10-F) Amendment No. 1 to Credit Agreement to the 364-Day $800 Million Credit Agreement, dated as of May 19, 1998, among U S WEST Communications, Inc., U S WEST, Inc., the banks listed therein, and Morgan Guaranty Trust Company of New York, as administrative agent, dated as of June 11, 1999 (Exhibit 10-F to Form 10-Q for the quarter ended June 30, 1999, File No. 1-14087).

10-F.1 364-Day $4.0 Billion Credit Agreement, dated as of May 5, 2000, among U S WEST, Inc., U S WEST Capital Funding, Inc., U S WEST Communications, Inc., the banks listed therein, and Morgan Guaranty Trust Company of New York, as administrative agent.

(10-G)* Change of Control Agreement for the President and Chief Executive Officer (Exhibit 10(f) to Form 10-Q for the quarter ended June 30, 1998, File No. 1-14087).

(10-G.1)* Retention  Agreement for the  Chairman,  Chief  Executive  Officer and
          President of U S WEST, Inc., dated as of September 7, 1999 (Exhibit 10-G.1 to Form 8-K dated September 20, 1999, File No. 1-14087).

(10-H)*   Form of Change of Control  Agreement  for Tier II  Executive  (Exhibit
          10(g) to Form 10-Q for the quarter ended June 30, 1998, File No. 1-14087).

(10-H.1)* Form of Retention  Agreement for Executive  Officers of U S WEST, Inc.
          (Exhibit  10-H.1  to Form  8-K  dated  September  20,  1999,  File No.
          1-14087).

(10-I)* Form of Executive Severance Agreement (Exhibit 10(h) to Form 10-Q for the quarter ended June 30, 1998, File No. 1-14087).

(10-J)* 1998 U S WEST Stock Plan (Exhibit 10-A to the Form S-4 Registration Statement No. 333-45765, filed February 6, 1998, as amended).

(10-K)* U S WEST Long-Term Incentive Plan (Exhibit 10-D to the Form S-4 Registration Statement No. 333-45765, filed February 6, 1998, as amended).

(10-L)* U S WEST Executive Short-Term Incentive Plan (Exhibit 10-E to the Form S-4 Registration Statement No. 333-45765, filed February 6, 1998, as amended).

(10-M)* U S WEST 1998 Broad Based Stock Option Plan, dated June 12, 1998 (Exhibit 10(l) to Form 10-Q for the quarter ended September 30, 1998, File No. 1-14087).

(10-N)* U S WEST Deferred Compensation Plan, amended and restated effective as of June 12, 1998 (Exhibit 10(m) to Form 10-Q for the quarter ended September 30, 1998, File No. 1-14087).

(10-O)* U S WEST 1998 Stock Plan, as amended June 22, 1998 (Exhibit 10(n) to Form 10-Q for the quarter ended September 30, 1998, File No. 1-14087).

(10-O.1)* 1998 U S WEST Stock Plan, as amended August 6, 1999 (Exhibit 10-O.1 to
          Form 10-Q for the quarter ended September 30, 1999, File No. 1-14087).

(10-O.2)* 1999 U S WEST Stock Plan, as amended August 6, 1999 (Exhibit 10-O.2 to
          Form 10-Q for the quarter ended September 30, 1999, File No. 1-14087).

(10-P)* Shareowner Investment Plan, dated June 12, 1998 (Form S-3 Registration Statement No. 333-52781, filed May 15, 1998).

(10-Q)* Form of Non-Qualified Stock Option Agreement (Exhibit 10-Q to Form 10-Q for the quarter ended March 31, 1999, File No. 1-14087).

(10-R) Form of Agreement for Purchase and Sale of Telephone Exchanges, dated as of June 16, 1999, between Citizens Utilities Company and U S WEST Communications, Inc. (Exhibit 99 to Form 8-K, dated June 17, 1999, File No. 1-14087).

27        Financial Data Schedule

99 Annual Report on Form 11-K for the U S WEST Savings Plan/ESOP for the year ended December 31, 1999 to be filed by amendment to the Company's Form 10-K filed March 3, 2000.

-------------------
(  )     Previously filed.
*        Executive Compensation Plans and Arrangements.

(b) Reports on Form 8-K filed during the first quarter of 2000 and through the filing of this Form 10-Q:

(i) Form 8-K, dated December 31, 1999, as filed on January 4, 2000, providing notification of a press release announcing that the Company had monetized a portion of its Global Crossing stock ownership.

(ii) Form 8-K, dated January 26, 2000, providing notification of the release of the Company's fourth quarter 1999 earnings.

(iii) Form 8-K, dated February 29, 2000, providing notification of a press release announcing that Solomon D. Trujillo will not join the new Qwest.

(iv) Form 8-K, dated March 3, 2000, reporting that Qwest announced the post-merger management team.

(v) Form 8-K, dated March 10, 2000, filing the Chairman's letter to shareholders dated March 3, 2000.

(vi) Form 8-K, dated March 10, 2000, providing notification of the Company's and Qwest's joint press release announcing the Federal Communications Commission's approval of the Qwest-U S WEST merger.

(vii) Form 8-K, dated March 15, 2000, providing notification of a press release announcing that the Company and U S WEST Capital Funding, Inc. ("Capital Funding") had extended their exchange offer for $1.150 billion of 6-7/8% notes due August 15, 2001.

(viii) Form 8-K, dated April 5, 2000, providing notification of a press release announcing the departure of Joseph R. Zell, President of U S WEST !NTERPRISE Networking.

(ix) Form 8-K, dated April 28, 2000, providing notification of the release of the Company's first quarter 2000 earnings.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     U S WEST, Inc.

                                     /s/ ALLAN R. SPIES
                                     By:___________________________________
                                        Allan R. Spies
                                        Executive Vice President and
                                        Chief Financial Officer
May 12, 2000